Form 10-Q
period 1996-03-31
CHEMTRAK INC/DE
filed 1996-05-15
CIK 882242

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
   ---     Exchange Act of 1934. For the quarterly period ended March 31, 1996.

   ---     Transition report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934.  For the transition period from        to     .
                                                                 ------  ------

                         Commission File Number: 0-19749

                              CHEMTRAK INCORPORATED

          Delaware                                       77-0295388
(State or other jurisdiction of              (I.R.S Employer Identification No.)
incorporation or organization)

                    929 E. Arques Avenue, Sunnyvale, CA 94086
                    -----------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (408) 773-8156

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.001 par value
                          ----------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X  No
                                     ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock $.001 par value     Outstanding at April 30, 1996: 9,751,147
       ----------------------------                                    ---------

                              CHEMTRAK INCORPORATED
                                      INDEX

PART I.    FINANCIAL INFORMATION                                                    PAGE
                                                                                     NO.
                                                                                    ----
           Item 1:  Financial Statements

           Condensed Balance Sheets as of March 31, 1996 and December 31, 1995         3

           Condensed Statements of Operations for the three months ended
           March 31, 1996 and 1995                                                     4

           Condensed Statements of Cash Flows for the three months ended
           March 31, 1996 and 1995                                                     5

           Notes to Condensed Financial Statements                                     6

           Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                 7-9

PART II.   OTHER INFORMATION

           Item 6:  Exhibits and Reports on Form 8-K                                  10


SIGNATURES                                                                            11

EXHIBITS                                                                              12

                              CHEMTRAK INCORPORATED
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                             March 31, 1996  December 31, 1995
                                                             --------------  -----------------
                                                              (unaudited)
Current assets:
   Cash and cash equivalents                                  $  3,906,000     $  4,251,000
   Short-term investments                                          504,000        2,003,000
   Accounts receivable, net                                        636,000          136,000
   Inventories                                                     795,000          434,000
   Prepaid expenses and other current assets                       142,000          245,000
                                                              ------------     ------------
      Total current assets                                       5,983,000        7,069,000
   Property and equipment, net                                   3,174,000        3,248,000
   Other assets                                                     66,000           66,000
                                                              ------------     ------------
Total assets                                                  $  9,223,000     $ 10,383,000
                                                              ============     ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                           $    615,000     $    632,000
   Accrued payroll and benefits                                    178,000          121,000
   Other accrued liabilities                                       464,000          258,000
   Accrued royalties                                               157,000          114,000
                                                              ------------     ------------
      Total current liabilities                                  1,414,000        1,125,000

Accrued rent                                                       254,000          240,000
Stockholders' equity:
   Common stock                                                     10,000           10,000
   Additional paid-in capital                                   37,541,000       37,528,000
   Deferred compensation                                           (18,000)         (38,000)
   Accumulated deficit                                         (29,978,000)     (28,482,000)
                                                              ------------     ------------
      Total stockholders' equity                                 7,555,000        9,018,000
                                                              ------------     ------------

Total liabilities and stockholders' equity                    $  9,223,000     $ 10,383,000
                                                              ============     ============

                             See accompanying notes.

                              CHEMTRAK INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Three months ended
                                                                March 31,
                                                       ---------------------------
                                                          1996             1995
                                                       -----------     -----------
Net revenues:
    Product sales                                      $   856,000     $ 1,426,000
    Funded research and other revenues                     150,000         390,000
                                                       -----------     -----------
        Total net revenues                               1,006,000       1,816,000

Cost and expenses:

    Cost of product sales                                  731,000       1,397,000
    Research and development                               744,000         547,000
    Marketing, general and administrative                1,094,000         822,000
    Purchase of in-process research and development              0       1,500,000
                                                       -----------     -----------
        Total costs and expenses                         2,569,000       4,266,000
                                                       -----------     -----------

Operating loss                                          (1,563,000)     (2,450,000)

Interest income                                             67,000          83,000
                                                       -----------     -----------
Net loss                                               $(1,496,000)    $(2,367,000)
                                                       ===========     ===========
Net loss per share                                     $     (0.15)    $     (0.25)
                                                       ===========     ===========
Shares used in calculating per share amounts             9,732,000       9,514,000
                                                       ===========     ===========

                             See accompanying notes.

                              CHEMTRAK INCORPORATED
                       CONDENSED STATEMENTS 0F CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)

                                                                  Three months ended
                                                                       March 31,
                                                              ---------------------------
                                                                 1996            1995
                                                              -----------     -----------
Operating activities:
   Net loss                                                   $(1,496,000)    $(2,367,000)
   Adjustment to reconcile net loss to net cash and
     cash equivalents used in operating activities:
       Depreciation and amortization                              217,000         213,000
       Accrued rent                                                13,000          13,000
       Stock option compensation and other                          1,000          12,000
       Purchase of in-process research and development for
           common stock                                                 0         900,000
   Changes in operating assets and liabilities:
       Accounts receivable                                       (500,000)        174,000
       Inventories                                               (361,000)        456,000
       Prepaid expenses and other current assets                  103,000         104,000
       Accounts payable                                           (17,000)        (83,000)
       Accrued payroll and benefits                                57,000        (349,000)
       Other accrued liabilities                                  249,000        (275,000)
                                                              -----------     -----------
            Net cash and cash equivalents provided
              by (used in) operating activities                (1,734,000)     (1,202,000)
                                                              -----------     -----------
Investing activities:
   Proceeds from available-for-sale securities                  1,499,000       3,002,000
   Aquisition of property and equipment, net                     (142,000)        (72,000)
                                                              -----------     -----------
            Net cash and cash equivalents provided
             by (used in) investing activities                  1,357,000       2,930,000
                                                              -----------     -----------
Financing activities:
   Proceeds from issuance of common stock                          32,000          35,000
                                                              -----------     -----------
Net increase (decrease) in cash and cash equivalents             (345,000)      1,763,000
Cash and cash equivalents at beginning of period                4,251,000       2,280,000
                                                              -----------     -----------
Cash and cash equivalents at end of period                    $ 3,906,000     $ 4,043,000
                                                              ===========     ===========

                             See accompanying notes.

                              CHEMTRAK INCORPORATED

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1996

                                   (unaudited)

Note 1.  Basis of Presentation

         The accompanying unaudited financial statements include all adjustments consisting of normal recurring adjustments which the Company's management believes to be necessary to fairly present the Company's financial position as of March 31, 1996, and the results of operations for the three months ended March 31, 1996.

         The operating results of the interim periods presented are not necessarily indicative of the results for the full year. The accompanying financial statements should be read in conjunction with the financial statements for the year ended December 31, 1995, included in the ChemTrak Incorporated Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "Form 10-K"), and the 1995 Annual Report to Stockholders (the "Annual Report"). The information set forth in the accompanying balance sheet as of December 31, 1995, has been derived from the audited balance sheet included in the above-referenced Form 10-K and Annual Report.

Note 2.  Net Loss Per Share

Net loss per share is computed using the weighted number of shares outstanding. Common equivalent shares from stock options are excluded in the computation as their effect is antidilutive.

Note 3.  Inventories

         Inventories are stated at the lower of standard cost (which approximates actual costs on a first-in, first-out basis) or market. Inventories consisted of the following:

                                   March 31, 1996  December 31,1995
                                   --------------  ----------------
Raw materials ...................     $195,000         $145,000
Work in process .................       23,000           41,000
Finished goods ..................      577,000          248,000
                                      --------         --------
    Total .......................     $795,000         $434,000
                                      ========         ========

                              CHEMTRAK INCORPORATED

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         In December 1995 ChemTrak regained the exclusive rights to market its AccuMeter Cholesterol Self-Test in the United States retail market. Previously sold as the Advanced Care Cholesterol Test by Direct Access Diagnostics ("DAD"), a Johnson & Johnson company, it has been relaunched under the trade name CholesTrak. CholesTrak is the first and only over-the-counter cholesterol test to be cleared by the U.S. Food and Drug Administration (the "FDA"). The Company's position in this market was solidified earlier in 1995 when the FDA cleared our High Density Lipoprotein, or so called "good cholesterol", test for professional use.

         On February 5, 1996, the Company announced it had filed for U.S. FDA 510(k) clearance of its H. pylori test for use in physicians offices. In March 1995, ChemTrak entered into an exclusive distribution and supply agreement for its H. pylori test in the U.S. market with Astra Merck, Inc. a major pharmaceutical company.

         The Company has several products currently in development, some of which are based on the AccuMeter technology, and other product applications have only reached the laboratory feasibility stage. Factors that affect the Company's success include ChemTrak's ability to develop future products, its ability to manufacture its products, obtain regulatory clearance for marketing its products, and have its products marketed successfully, all on a timely basis. There can be no assurance that the Company's current product development efforts will be successfully completed, that products will be manufactured in the required commercial quantities, that timely required clearances will be obtained for the Company's future products, if at all, or that the Company's products will be marketed successfully.

         As of March 31, 1996 the Company had an accumulated deficit of $29,978,000. Profitability is highly dependent upon numerous factors including, but not limited to, the Company's ability to provide product in sufficient, cost effective quantities and the ultimate success of its products in the U.S. OTC market. Due to the uncertainty of these factors, it is difficult to reliably predict when such profitability may occur, if at all.

         The Company has historically experienced significant fluctuations in its operating results and anticipates that these fluctuations may continue. The market price of the shares of the Company's common stock, like those of other emerging medical technology companies, has been highly volatile. Various factors, including but not limited to fluctuations in the Company's operating results, technical and regulatory developments, general market and economic factors, may have a significant effect on the market price of the Company's common stock.

RESULTS OF OPERATIONS

NET REVENUES

         Total net revenues decreased to $1,006,000 for the three months ended March 31, 1996 from $1,816,000 for the three months ended March 31, 1995. Product sales decreased to $856,000 in the three months ended March 31, 1996 from $1,426,000 in the three months ended March 31, 1995, primarily due to the lack of United States OTC sales to DAD. Funded research decreased to $150,000 for the three months ended March 31, 1996 from $390,000 for the three months ended March 31, 1995. The funded research of $390,000 for the first quarter of 1995 included a $250,000 milestone payment received in connection with signing a distribution and supply agreement with Astra Merck Inc. for the development stage test for detecting the presence of H. pylori.

COST OF PRODUCT SALES

         For the three months ended March 31, 1996, the cost of product sales decreased to $731,000 from $1,397,000 for the three months ended March 31, 1995. The decrease was principally due to the decrease in product sales volume.

         Product gross margin as a percentage of product sales increased to 15% on the three months ending March 31, 1996 from 2% for the same period in 1995. The increase was due to efforts made by the company to decrease manufacturing costs.

RESEARCH AND DEVELOPMENT

         Research and development expenses increased to $744,000 in the three months ended March 31, 1996 from $547,000 for the three months ended March 31, 1995 primarily due to increased research spending associated with the Company's
H. pylori test.

MARKETING, GENERAL AND ADMINISTRATION

         Marketing, general and administration expenses increased to $1,094,000 for the three months ended March 31, 1996 from $822,000 for the three months ended March 31, 1995, primarily due to selling and advertising expenses associated with the relaunch of the Company's CholesTrak total cholesterol test.

INTEREST INCOME

         Interest income decreased to $67,000 in the three months ended March 31, 1996 from $83,000 for the three months ended March 31, 1995. The decrease was primarily due to reduced levels of short term investments.

LIQUIDITY AND CAPITAL RESOURCES

         From August 1985 through January 1992 the Company was financed through private placements of equity securities. In February 1992, the Company completed its initial public offering, raising approximately $23,500,000 net of issuance costs.

         At March 31, 1996, the Company had approximately $4,410,000 in cash and short-term investments.

         The Company had no long-term debt at March 31, 1996.

         The Company believes that its existing capital resources, together with internally generated funds, will be sufficient to meet its operating needs as well as its purchase requirements for property, plant and equipment for at least the next twelve months.

                              CHEMTRAK INCORPORATED

                           PART II. OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                   Page
             --------------------------------                                   ----
             a)   Exhibits

                  11.1  Statement re: computation of income (loss) per share     12

             b)   Reports on Form 8-K

                  None

                              CHEMTRAK INCORPORATED

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 14, 1996               CHEMTRAK INCORPORATED


                                    ____________________________________________
                                    Prithipal Singh, Ph.D.
                                    Chief Executive Officer, President and
                                    Chairman of the Board
                                    (Principal Executive Officer)


                                    ____________________________________________
                                    Kevin M. McCurdy
                                    Acting Chief Financial Officer
                                    (Principal Financial and Accounting Officer)