Form 10-Q
period 1996-06-30
CHEMTRAK INC/DE
filed 1996-08-13
CIK 882242

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

__X__ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1996.

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from_____ to_____.

                         Commission File Number: 0-19749

                              CHEMTRAK INCORPORATED

            Delaware                                     77-0295388
(State or other jurisdiction of              (I.R.S Employer Identification No.)
incorporation or organization)

                    929 E. Arques Avenue, Sunnyvale, CA 94086
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (408) 773-8156

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.001 par value
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__ No ______

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock $.001 par value      Outstanding at July 31, 1996: 9,982,690

                              CHEMTRAK INCORPORATED
                                      INDEX

PART I.     FINANCIAL INFORMATION                                                   PAGE
                                                                                    ----
                                                                                     NO.
                                                                                    ----
            Item 1:  Financial Statements

            Condensed Balance Sheets as of June 30, 1996 and December 31, 1995        3

            Condensed Statements of Operations for the three and six months ended
            June 30, 1996 and 1995                                                    4

            Condensed Statements of Cash Flows for the six months ended
            June 30, 1996 and 1995                                                    5

            Notes to Condensed Financial Statements                                   6

            Item 2:  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                               7-9

PART II.    OTHER INFORMATION

            Item 4:  Submission of Matters to a Vote of Security-Holders             10

            Item 6:  Exhibits and Reports on Form 8-K                                11

SIGNATURES                                                                           12

EXHIBITS                                                                             13

                              CHEMTRAK INCORPORATED
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                   June 30, 1996     December 31, 1995
                                                   -------------     -----------------
                                                    (unaudited)
Current assets:
   Cash and cash equivalents                       $  5,989,000        $  4,251,000
   Short-term investments                             1,489,000           2,003,000
   Accounts receivable, net                             500,000             136,000
   Inventories                                          700,000             434,000
   Prepaid expenses and other current assets            415,000             245,000
                                                   ------------        ------------
      Total current assets                            9,093,000           7,069,000
   Property and equipment, net                        3,009,000           3,248,000
   Other assets                                          66,000              66,000
                                                   ------------        ------------
Total assets                                       $ 12,168,000        $ 10,383,000
                                                   ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                $    449,000        $    632,000
   Accrued payroll and benefits                         157,000             121,000
   Other accrued liabilities                            560,000             258,000
   Accrued royalties                                    161,000             114,000
                                                   ------------        ------------
      Total current liabilities                       1,327,000           1,125,000

Accrued rent                                            268,000             240,000

Convertible debentures                                5,000,000                   0

Stockholders' equity:
   Common stock                                          10,000              10,000
   Additional paid-in capital                        37,733,000          37,528,000
   Deferred compensation                                (59,000)            (38,000)
   Accumulated deficit                              (32,111,000)        (28,482,000)
                                                   ------------        ------------
      Total stockholders' equity                      5,573,000           9,018,000
                                                   ------------        ------------
Total liabilities and stockholders' equity         $ 12,168,000        $ 10,383,000
                                                   ============        ============

                             See accompanying notes.

                              CHEMTRAK INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Three months ended                      Six months ended
                                                                     June 30,                               June 30,
                                                          ------------------------------        ------------------------------
                                                              1996               1995              1996                1995
                                                          -----------        -----------        -----------        -----------
Net revenues:
    Product sales                                         $   581,000        $   238,000        $ 1,437,000        $ 1,664,000
    Funded research and other revenues                         25,000            520,000            175,000            910,000
                                                          -----------        -----------        -----------        -----------
        Total net revenues                                    606,000            758,000          1,612,000          2,574,000

Cost and expenses:
    Cost of product sales                                     824,000            640,000          1,555,000          2,037,000
    Research and development                                  729,000            658,000          1,473,000          1,250,000
    Marketing, general and administrative                   1,179,000            650,000          2,273,000          1,427,000
    Purchase of in-process research and development                --                 --                 --          1,500,000
                                                          -----------        -----------        -----------        -----------
        Total costs and expenses                            2,732,000          1,948,000          5,301,000          6,214,000
                                                          -----------        -----------        -----------        -----------
Operating loss                                             (2,126,000)        (1,190,000)        (3,689,000)        (3,640,000)

Net interest income and expense                                (7,000)            75,000             60,000            158,000
                                                          -----------        -----------        -----------        -----------
Net Income (loss)                                         $(2,133,000)       $(1,115,000)       $(3,629,000)       $(3,482,000)
                                                          ===========        ===========        ===========        ===========
Net income (loss) per share                               $     (0.22)       $     (0.12)       $     (0.37)       $     (0.36)
                                                          ===========        ===========        ===========        ===========
Shares used in calculating per share amounts                9,773,000          9,660,000          9,743,000          9,587,000
                                                          ===========        ===========        ===========        ===========

                             See accompanying notes.

                              CHEMTRAK INCORPORATED
                       CONDENSED STATEMENTS 0F CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)

                                                                         Six months ended
                                                                             June 30,
                                                                 ------------------------------
                                                                    1996                1995
                                                                 -----------        -----------
Operating activities:
   Net loss                                                      $(3,629,000)       $(3,482,000)
   Adjustment to reconcile net loss to net cash and
     cash equivalents used in operating activities:
       Depreciation and amortization                                 430,000            423,000
       Accrued rent                                                   27,000             27,000
       Stock option compensation and other                             2,000            (48,000)
       Purchase of in-process research and development for
           common stock                                                    0            900,000
   Changes in operating assets and liabilities:
       Accounts receivable                                          (364,000)           436,000
       Inventories                                                  (266,000)           563,000
       Prepaid expenses and other current assets                    (170,000)           160,000
       Accounts payable                                             (183,000)          (434,000)
       Accrued payroll and benefits                                   36,000           (411,000)
       Other accrued liabilities                                     349,000           (140,000)
                                                                 -----------        -----------
            Net cash and cash equivalents provided
              by (used in) operating activities                   (3,768,000)        (2,006,000)
                                                                 -----------        -----------
Investing activities:
   Proceeds from available-for-sale securities                       514,000          3,000,000
   Aquisition of property and equipment, net                        (190,000)           (85,000)
                                                                 -----------        -----------
            Net cash and cash equivalents provided
             by (used in) investing activities                       324,000          2,915,000
                                                                 -----------        -----------
Financing activities:
   Issuance of convertible debentures                              5,000,000                  0
   Issuance of common stock                                          182,000            119,000
                                                                 -----------        -----------
            Net cash and cash equivalents provided
             by financing activities                               5,182,000            119,000
                                                                 -----------        -----------
Net increase (decrease) in cash and cash equivalents               1,738,000          1,028,000
Cash and cash equivalents at beginning of period                   4,251,000          2,280,000
                                                                 -----------        -----------
Cash and cash equivalents at end of period                       $ 5,989,000        $ 3,308,000
                                                                 ===========        ===========

                             See accompanying notes.

                              CHEMTRAK INCORPORATED

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  June 30, 1996

                                   (unaudited)

Note 1.  Basis of Presentation

         The accompanying unaudited financial statements include all adjustments consisting of normal recurring adjustments which the Company's management believes to be necessary to fairly present the Company's financial position as of June 30, 1996, and the results of operations for the three and six months ended June 30, 1996 and 1995.

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

Note 3.  Inventories

         Inventories are stated at the lower of standard cost (which approximates actual costs on a first-in, first-out basis) or market. Inventories consisted of the following:

                            June 30, 1996    December 31,1995
                            -------------    ----------------
Raw materials.............    $153,000           $145,000
Work in process...........      64,000             41,000
Finished goods............     483,000            248,000
                              --------           --------
Total.....................    $700,000           $434,000
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

        On April 29, 1996, the Company announced it had signed a multi-year distribution agreement with Helena Laboratories (Canada) Ltd. for its CholesTrak home cholesterol test. This agreement will result in the launch of CholesTrak for the first time in Canada. Helena Laboratoris (Canada) has been marketing ColoCARE, a unique and patented home test for colorectal cancer and has created a new category in Canadian retail pharmacies.

        On July 2, 1996, the Company announced it had received marketing clearance from the U.S. FDA for its H. pylori test for use in physicians offices. In March 1995, ChemTrak entered into an exclusive distribution and supply agreement for its H. pylori test in the U.S. market with Astra Merck, Inc. a major pharmaceutical company.

        The Company has several products currently in development, some of which are based on the AccuMeter technology. Other product applications have only reached the laboratory feasibility stage. Factors that affect the Company's success include ChemTrak's ability to develop future products, its ability to manufacture its products, obtain regulatory clearance for marketing its products, and have its products marketed successfully, all on a timely basis. There can be no assurance that the Company's current product development efforts will be successfully completed, that products will be manufactured in the required commercial quantities, that timely required clearances will be obtained for the Company's future products on a timely basis, if at all, or that the Company's products will be marketed successfully.

        As of June 30, 1996 the Company had an accumulated deficit of $32,111,000. Profitability is highly dependent upon numerous factors including, but not limited to, the Company's ability to provide product in sufficient, cost effective quantities and the ultimate success of its products in the U.S. over-the-counter market. Due to the uncertainty of these factors, it is difficult to reliably predict when such profitability may occur, if at all.

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

RESULTS OF OPERATIONS

NET REVENUES

        Total net revenues decreased to $606,000 for the three months ended June 30, 1996 from $758,000 for the three months ended June 30, 1995. Product sales increased to $581,000 in the three months ended June 30, 1996 from $238,000 in the three months ended June 30, 1995, due to the relaunch of the Company's AccuMeter Cholesterol Self-Test under the trade name CholesTrak. Funded research decreased to $25,000 for the three months ended June 30, 1996 from $520,000 for the three months ended June 30, 1995. The funded research of $520,000 for the second quarter of 1995 included a $200,000 milestone payment from DAD for completion of the third phase of a second generation total cholesterol test and a $250,000 milestone payment received from Astra Merck Inc. for work completed on the development stage test for detecting the presence of H. Pylori. For the six months ended June 30, 1996, net revenue was $1,612,000 as compared to $2,574,000 for the six months ended June 30, 1995. During the six months ended June 30, 1996, product sales were $1,437,000 as compared to $1,664,000 for the six months ended June 30, 1995. Funded research was $175,000 for the six months ended June 30, 1996, compared with $910,000 for the six months ended June 30, 1995. This decrease was due to reduced milestone payments from Astra Merck and DAD.

COST OF PRODUCT SALES

        For the three months ended June 30, 1996, the cost of product sales increased to $824,000 from $640,000 for the three months ended June 30, 1995. The increase was due to the increase in product sales volume. The decrease in cost of product sales for the six months ended June 30, 1996 to $1,555,000 from $2,037,000 for the same period last year is primarily due to improved manufacturing effiencies.

        Product gross margin as a percentage of product sales increased to a negative 42% on the three months ending June 30, 1996 from a negative 169% for the same period in 1995. Product gross margin as a percentage of sales increased to a negative 8% for the six months ended June 30, 1996 from a negative 22% for the six months ended June 30, 1995. These increases were due to efforts made by the company to decrease manufacturing costs.

RESEARCH AND DEVELOPMENT

        Research and development expenses increased to $729,000 in the three months ended June 30, 1996 from $658,000 for the three months ended June 30, 1995. For the six months ended June 30, 1996, research and development expenses increased to $1,473,000 from $1,250,000 for the six months period ended June 30, 1995. These increases were primarily due to increased research spending associated with the Company's H. pylori test.

MARKETING, GENERAL AND ADMINISTRATIVE

        Marketing, general and administrative expenses increased to $1,179,000 for the three months ended June 30, 1996 from $650,000 for the three months ended June 30, 1995. For the six months ended June 30, 1996, marketing, general and administration expenses were $2,273,000 as compared to $1,427,000 for the six months ended June 30, 1995. These increases were primarily due to selling and advertising expenses associated with the relaunch of the Company's CholesTrak total cholesterol test.

INTEREST INCOME AND EXPENSE

        Interest income and expense decreased to $7,000 net expense in the three months ended June 30, 1996 from $75,000 income for the three months ended June 30, 1995, and decreased to $60,000 income for the six months ended June 30, 1996 from $158,000 income for the six months ended June 30, 1995. These decreases were due to reduced levels of short term investments and interest expense on convertible debentures that the Company issued during May 1996.

LIQUIDITY AND CAPITAL RESOURCES

        From August 1985 through January 1992 the Company was financed through private placements of equity securities. In February 1992, the Company completed its initial public offering, raising approximately $23,500,000 net of issuance costs. In May 1996, the Company completed an issuance of convertible debentures, raising approximately $4,700,000 net of issuance costs.

        At June 30, 1996, the Company had approximately $7,478,000 in cash and short-term investments.

        During the three months ended June 30, 1996, the Company issued $5,000,000 of convertible debentures. Prior to this issuance, the Company had no long-term debt.

        The Company believes that its existing capital resources, together with internally generated funds, will be sufficient to meet its operating needs as well as its purchase requirements for property, plant and equipment for at least the next twelve months.

                              CHEMTRAK INCORPORATED

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         a) The Annual Meeting of Stockholders of ChemTrak Incorporated was held on May 16, 1996.

         b) David Rubinfien was elected to the board of directors to hold office until the 1999 Annual Meeting of Stockholders.

            Following is a list of persons whose term of office as directors of the Company continued after the meeting:

            Director                            Term Expires
            --------                            ------------
            Jerry B. Gin                            1997
            Malcolm Jozoff                          1997
            Gordon Russell                          1998
            Prithipal Singh, Ph.D.                  1998

         c) The matters voted upon at the meeting and the voting of the stockholders with respect thereto are as follows:

            The election of David Rubenfien as a director to hold office until the 1999 Annual Meeting of Stockholders:

            For:   8,279,369              Withheld:    73,729

            Ratification of the selection of Ernst & Young LLP as independent public accountants of the Company for its fiscal year ending December 31, 1996:

            For: 8,312,891  Against:21,576  Abstain: 18,631  Broker Non-votes: 0

                              CHEMTRAK INCORPORATED

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 Page
         --------------------------------                                 ----
         a) Exhibits

            11.1    Statement re: computation of income (loss) per share   14

         b) Reports on Form 8-K

            A Current Report on Form 8-K (File No. 0-19749) dated May 13, 1996, announcing the closing of the convertible debenture transaction, was filed on June 6, 1996.

                              CHEMTRAK INCORPORATED

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 1996                      CHEMTRAK INCORPORATED
                                    ____________________________________________
                                    Prithipal Singh, Ph.D.
                                    Chief Executive Officer and
                                    Chairman of the Board
                                    (Principal Executive Officer)

                                    ____________________________________________
                                    Edward F. Covell
                                    President and Chief Operating Officer
                                    (Principal Financial Officer)

                                    ____________________________________________
                                    Douglas W. Lange
                                    Principal Accounting Officer

                             CHEMTRAK INCORPORATED

                               INDEX TO EXHIBITS

          EXHIBIT
            NO.               DESCRIPTION
          -------             -----------
           11.1          Calculation of Earnings Per Share

           27.1          Financial Data Schedule