Form 10-Q
period 1996-09-30
CHEMTRAK INC/DE
filed 1996-11-14
CIK 882242

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1996.

      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to.

                        Commission File Number:  0-19749

                             CHEMTRAK INCORPORATED

             Delaware                                77-0295388
-------------------------------          -------------------------------
(State or other jurisdiction of        (I.R.S Employer Identification No.)
incorporation or organization)

                   929 E. Arques Avenue, Sunnyvale, CA  94086
                   ------------------------------------------
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (408) 773-8156

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

                          Yes   [ X ]        No [  ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock $.001 par value  Outstanding at October 31, 1996: 10,786,063

                             CHEMTRAK INCORPORATED
                                     INDEX



PART I.          FINANCIAL INFORMATION                                                                     PAGE
                                                                                                           ----
                                                                                                             NO.
                                                                                                             ---

                 Item 1:  Financial Statements

                 Condensed Balance Sheets as of September 30, 1996 and December 31, 1995                        3

                 Condensed Statements of Operations for the three and nine months ended
                 September 30, 1996 and 1995                                                                    4

                 Condensed Statements of Cash Flows for the nine months ended
                 September 30, 1996 and 1995                                                                    5

                 Notes to Condensed Financial Statements                                                      6-7

                 Item 2:  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                   8-10


PART II.         OTHER INFORMATION

                 Item 6:  Exhibits and Reports on Form 8-K                                                    11


SIGNATURES                                                                                                    12


EXHIBITS                                                                                                   13-14


                             CHEMTRAK INCORPORATED
                            CONDENSED BALANCE SHEETS



                                          ASSETS
                                                              September 30, 1996          December 30, 1996
                                                              ------------------         ------------------
                                                                 (unaudited)
Current assets:
   Cash and cash equivalents                                       $   4,672,000              $   4,251,000
   Short-term investments                                              1,489,000                  2,003,000
   Accounts receivable, net                                              457,000                    136,000
   Inventories                                                           382,000                    434,000
   Prepaid expenses and other current assets                             375,000                    245,000
                                                                   -------------              -------------
      Total current assets                                             7,375,000                  7,069,000
   Property and equipment, net                                         2,894,000                  3,248,000
   Other assets                                                           66,000                     66,000
                                                                   -------------              -------------
Total assets                                                       $  10,335,000              $  10,383,000
                                                                   =============              =============


                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                $     321,000              $     632,000
   Accrued payroll and benefits                                          215,000                    121,000
   Other accrued liabilities                                             600,000                    258,000
   Accrued royalties                                                     131,000                    114,000
                                                                   -------------              -------------
      Total current liabilities                                        1,267,000                  1,125,000

Accrued rent                                                             281,000                    240,000

Convertible debentures                                                 3,387,000                          0

Stockholders' equity:
   Common stock                                                           11,000                     10,000
   Additional paid-in capital                                         39,422,000                 37,528,000
   Deferred compensation                                                 (54,000)                   (38,000)
   Accumulated deficit                                               (33,979,000)               (28,482,000)
                                                                   -------------              -------------
      Total stockholders' equity                                       5,400,000                  9,018,000
                                                                   -------------              -------------
Total liabilities and stockholders' equity                         $  10,335,000              $  10,383,000
                                                                   =============              =============





  See accompanying notes.

                             CHEMTRAK INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)



                                                                Three months ended                      Nine months ended
                                                                   September 30,                           September 30,
                                                      ----------------------------------      ----------------------------------
                                                             1996                 1995               1996              1995
                                                      ----------------  ----------------      ----------------  ----------------
Net revenues:
    Product sales                                    $      583,000     $        271,000     $    2,020,000       $    1,935,000
    Funded research and other revenues                         ----              215,000            175,000            1,125,000
                                                      -------------        -------------      -------------        -------------
        Total net revenues                                  583,000              486,000          2,195,000            3,060,000

Cost and expenses:
    Cost of product sales                                   920,000              518,000          2,475,000            2,555,000
    Research and development                                447,000              807,000          1,920,000            2,057,000
    Marketing, general and administrative                 1,064,000              465,000          3,337,000            1,892,000
    Purchase of in-process research and development            ----                 ----               ----            1,500,000
                                                      -------------        -------------      -------------        -------------

        Total costs and expenses                          2,431,000            1,790,000          7,732,000            8,004,000
                                                      -------------        -------------      -------------        -------------
Operating loss                                           (1,848,000)          (1,304,000)        (5,537,000)          (4,944,000)

Net other income and expense                                (20,000)              63,000             40,000              221,000
                                                      -------------        -------------      -------------        -------------
Net Income (loss)                                     $  (1,868,000)       $  (1,241,000)     $  (5,497,000)       $  (4,723,000)
                                                      =============        =============      =============        =============
Net income (loss) per share                           $       (0.18)       $       (0.13)     $       (0.56)       $       (0.49)
                                                      =============        =============      =============        =============

Shares used in calculating per share amounts             10,192,000            9,699,000          9,808,000            9,624,000
                                                      =============        =============      =============        =============









                              See accompanying notes.

                             CHEMTRAK INCORPORATED
                       CONDENSED STATEMENTS 0F CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                  (unaudited)

                                                                                     Nine months ended
                                                                                       September 30,
                                                                        -------------------------------------
                                                                               1996                1995
                                                                        -----------------   -----------------
Operating activities:
   Net loss                                                             $   (5,497,000)      $     (4,723,000)
   Adjustment to reconcile net loss to net cash and
     cash equivalents used in operating activities:
       Depreciation and amortization                                           641,000                639,000
       Accrued rent                                                             41,000                 41,000
       Stock option compensation and other                                       2,000                (29,000)
       Purchase of in-process research and development for
           common stock                                                              0                900,000
   Changes in operating assets and liabilities:
       Accounts receivable                                                    (321,000)               417,000
       Inventories                                                              52,000                412,000
       Prepaid expenses and other current assets                              (130,000)               156,000
       Accounts payable                                                       (311,000)              (258,000)
       Accrued payroll and benefits                                             94,000               (365,000)
       Other accrued liabilities                                               359,000                (14,000)
                                                                     -----------------      -----------------
            Net cash and cash equivalents provided
              by (used in) operating activities                             (5,070,000)            (2,824,000)
                                                                     -----------------      -----------------

Investing activities:
   Proceeds from available-for-sale securities                                 514,000              2,492,000
   Aquisition of property and equipment, net                                  (287,000)              (347,000)
                                                                     -----------------      -----------------
            Net cash and cash equivalents provided
             by (used in) investing activities                                 227,000              2,145,000
                                                                     -----------------      -----------------
Financing activities:
   Issuance of Convertible Debentures                                        5,000,000                      0
   Proceeds from issuance of common stock                                      264,000                145,000
                                                                     -----------------      -----------------
            Net cash and cash equivalents provided
             by financing activities                                         5,264,000                145,000
                                                                     -----------------      -----------------
Net increase (decrease) in cash and cash equivalents                           421,000               (534,000)
Cash and cash equivalents at beginning of period                             4,251,000              2,280,000
                                                                     -----------------      -----------------
Cash and cash equivalents at end of period                            $      4,672,000       $      1,746,000
                                                                     =================      =================





                             See accompanying notes.

                             CHEMTRAK INCORPORATED

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 30, 1996

                                  (unaudited)

Note 1.  Basis of Presentation

         The accompanying unaudited financial statements include all adjustments consisting of normal recurring adjustments which the Company's management believes to be necessary to fairly present the Company's financial position as of September 30, 1996, and the results of operations for the three and nine month periods ended September 30, 1996 and 1995.

         The operating results of the interim periods presented are not necessarily indicative of the results for the full year. The accompanying financial statements should be read in conjunction with the financial statements for the year ended December 31, 1995, included in the ChemTrak Incorporated Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "Form 10-K"). The information set forth in the accompanying balance sheet as of December 31, 1995, has been derived from the audited balance sheet included in the above-referenced Form 10-K and Annual Report.

Note 2.  Convertible Debentures

         In May 1996 the Company issued $5,000,000 principal amount of Convertible Debentures due May 1998. These debentures are convertible into the Common Stock of the Company according to a formula based on the market price of the shares at the time of conversion. As of September 30, 1996, 758,710 shares of Common Stock had been issued upon conversion of the debentures. As of October 31, 1996, an additional 156,347 shares had been issued in respect of conversions. As of October 31, 1996, a total of 45,923 shares of Common Stock were issued in lieu of interest to the holders of the Debentures.

Note 3.  Net Loss Per Share

         Net loss per share is computed using the weighted number of shares outstanding. Common equivalent shares from stock options are excluded in the computation as their effect is antidilutive.

Note 4.  Inventories

         Inventories are stated at the lower of standard cost (which approximates actual costs on a first-in, first-out basis) or market. Inventories consisted of the following:

                                                              September 30, 1996          December 31,1995
                                                              ------------------         ------------------
Raw materials......................................           $        100,000            $        145,000
Work in process....................................                     61,000                      41,000
Finished goods.....................................                    221,000                     248,000
                                                             -----------------           -----------------

        Total......................................          $         382,000            $        434,000
                                                             =================           =================

                             CHEMTRAK INCORPORATED

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the Company's Form 10-K for the year ended December 31, 1995.

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

         On April 29, 1996, the Company announced it had signed a multi-year distribution agreement with Helena Laboratories (Canada) Ltd. for its CholesTrak home cholesterol test. This agreement will result in the launch of CholesTrak for the first time in Canada. The Company began shipping to Helena Laboratories on September 30, 1996.

         On July 2, 1996, the Company announced it had received marketing clearance from the U.S. FDA for its H. pylori test for use in physicians offices. In March 1995, ChemTrak entered into an exclusive distribution and supply agreement for its H. pylori test in the U.S. market with Astra Merck, Inc. ("Astra Merck") a major pharmaceutical company. The Company expects to begin shipping H. pylori tests in the fourth quarter, 1996.

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

         As of September 30, 1996 the Company had an accumulated deficit of $33,979,000. Profitability is highly dependent upon numerous factors including, but not limited to, the Company's ability to provide product in sufficient, cost effective quantities and the ultimate success of its products in the U.S. over-the-counter market. Due to the uncertainty of these factors, it is difficult to reliably predict when such profitability may occur, if at all.

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

RESULTS OF OPERATIONS

NET REVENUES

         Total net revenues increased to $583,000 for the three months ended September 30, 1996 from $486,000 for the three months ended September 30, 1995. Product sales increased to $583,000 in the three months ended September 30, 1996 from $271,000 in the three months ended September 30, 1995, due to the relaunch of the Company's AccuMeter Cholesterol Self-Test under the trade name CholesTrak. The Company did not have any funded research for the three months ended September 30, 1996 compared to $215,000 for the three months ended September 30, 1995. The funded research of $215,000 for the third quarter of 1995 was a milestone payment from DAD for completion of the fourth phase of a second generation total cholesterol test. For the nine months ended September 30, 1996, net revenue decreased to $2,195,000 as compared to $3,060,000 for the nine months ended September 30, 1995. During the nine months ended September 30, 1996, product sales were $2,020,000 as compared to $1,935,000 for the nine months ended September 30, 1995. Funded research was $175,000 for the nine months ended September 30, 1996, compared with $1,125,000 for the nine months ended September 30, 1995. This decrease was due to reduced milestone payments from Astra Merck and DAD.

COST OF PRODUCT SALES

         For the three months ended September 30, 1996, the cost of product sales increased to $920,000 from $518,000 for the three months ended September 30, 1995. The increase was due to the increase in product sales volume. The decrease in cost of product sales for the nine months ended September 30, 1996 to $2,475,000 from $2,555,000 for the same period last year is primarily due to improved manufacturing efficiencies.

         Product gross margin as a percentage of product sales increased to a negative 58% for the three months ended September 30, 1996 from a negative 91% for the same period in 1995. Product gross margin as a percentage of sales increased to a negative 23% for the nine months ended September 30, 1996 from a negative 32% for the nine months ended September 30, 1995. These improvements were due to successful efforts made by the company to decrease manufacturing costs.

RESEARCH AND DEVELOPMENT

         Research and development expenses decreased to $447,000 in the three months ended September 30, 1996 from $807,000 for the three months ended September 30, 1995. For the nine months ended September 30, 1996, research and development expenses decreased to $1,920,000 from $2,057,000 for the nine months ended September 30, 1995. These decreases were primarily due to decreased research spending associated with the Company's H. Pylori test, which received FDA approval early in the third quarter of 1996.

MARKETING, GENERAL AND ADMINISTRATIVE

         Marketing, general and administrative expenses increased to $1,064,000 for the three months ended September 30, 1996 from $465,000 for the three months ended September 30, 1995. For the nine months ended September 30, 1996, marketing, general and administration expenses were $3,337,000 as compared to $1,892,000 for the nine months ended September 30, 1995. These increases were primarily due to selling and advertising expenses associated with the relaunch of the Company's CholesTrak total cholesterol test.

INTEREST INCOME AND EXPENSE

         Interest income and expense decreased to $20,000 net expense in the three months ended September 30, 1996 from $63,000 income for the three months ended September 30, 1995, and decreased to $40,000 income for the nine months ended September 30, 1996 from $221,000 income for the nine months ended September 30, 1995. These decreases were due to reduced levels of short term investments and interest expense on convertible debentures that the Company issued during May 1996.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1996, the Company had approximately $6,161,000 in cash and short-term investments.

         In May 1996, the Company issued $5,000,000 principal amount of Convertible Debentures due May 1998, raising approximately $4,700,000 net of issuance costs. Prior to this issuance, the Company had no long-term debt.
The debentures bear interest at an annual rate of 7.5% which is payable in cash or the Company's Common Stock, at the option of the Company. The debentures are convertible into the Company's Common Stock according to a formula based on the market price at the time of conversion. As a result of conversions through September 30, 1996 the principal amount of debentures outstanding has been reduced to $3,387,000.

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

                             CHEMTRAK INCORPORATED

                          PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                               Page

            a)   Exhibits

                 11.1       Statement re: computation of income
                            (loss) per share                                13

                 27.1       Financial Data Schedule                         14

            b)   Reports on Form 8-K

                 None


                             CHEMTRAK INCORPORATED

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:    November 12, 1996               CHEMTRAK INCORPORATED


                                          /s/ Prithipal Singh, Ph.D.
                                          -------------------------------------
                                          Prithipal Singh, Ph.D.
                                          Chief Executive Officer and
                                          Chairman of the Board
                                          (Principal Executive Officer)



                                          /s/ Edward F. Covell
                                          -------------------------------------
                                          Edward F. Covell
                                          President and Chief Operating Officer
                                          (Principal Financial Officer)


                                           /s/ Douglas W. Lange
                                           ------------------------------------
                                           Douglas W. Lange
                                           Principal Accounting Officer

                                Exhibit Index


                 11.1       Statement re: computation of income
                            (loss) per share

                 27.1       Financial Data Schedule