Form 10-Q/A
period 1996-06-30
CHEMTRAK INC/DE
filed 1997-03-31
CIK 882242

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q/A

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

                              CHEMTRAK INCORPORATED
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                   June 30, 1996     December 31, 1995
                                                   -------------     -----------------
                                                    (unaudited)
Current assets:
   Cash and cash equivalents                       $  5,989,000        $  4,251,000
   Short-term investments                             1,489,000           2,003,000
   Accounts receivable, net                             500,000             136,000
   Inventories                                          700,000             434,000
   Prepaid expenses and other current assets             78,000             245,000
                                                   ------------        ------------
      Total current assets                            8,756,000           7,069,000
   Property and equipment, net                        3,009,000           3,248,000
   Other assets                                          66,000              66,000
                                                   ------------        ------------
Total assets                                       $ 11,831,000        $ 10,383,000
                                                   ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                $    449,000        $    632,000
   Accrued payroll and benefits                         157,000             121,000
   Other accrued liabilities                            560,000             258,000
   Accrued royalties                                    161,000             114,000
                                                   ------------        ------------
      Total current liabilities                       1,327,000           1,125,000

Accrued rent                                            268,000             240,000

Convertible debentures                                5,319,000                   0

Stockholders' equity:
   Common stock                                          10,000              10,000
   Additional paid-in capital                        37,733,000          37,528,000
   Deferred compensation                                (59,000)            (38,000)
   Accumulated deficit                              (32,767,000)        (28,482,000)
                                                   ------------        ------------
      Total stockholders' equity                      4,917,000           9,018,000
                                                   ------------        ------------
Total liabilities and stockholders' equity         $ 11,831,000        $ 10,383,000
                                                   ============        ============

                             See accompanying notes.

                              CHEMTRAK INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Three months ended                      Six months ended
                                                                     June 30,                               June 30,
                                                          ------------------------------        ------------------------------
                                                              1996               1995              1996                1995
                                                          -----------        -----------        -----------        -----------
Net revenues:
    Product sales                                         $   581,000        $   238,000        $ 1,437,000        $ 1,664,000
    Funded research and other revenues                         25,000            520,000            175,000            910,000
                                                          -----------        -----------        -----------        -----------
        Total net revenues                                    606,000            758,000          1,612,000          2,574,000

Cost and expenses:
    Cost of product sales                                     824,000            640,000          1,555,000          2,037,000
    Research and development                                  729,000            658,000          1,473,000          1,250,000
    Marketing, general and administrative                   1,179,000            650,000          2,273,000          1,427,000
    Purchase of in-process research and development                --                 --                 --          1,500,000
                                                          -----------        -----------        -----------        -----------
        Total costs and expenses                            2,732,000          1,948,000          5,301,000          6,214,000
                                                          -----------        -----------        -----------        -----------
Operating loss                                             (2,126,000)        (1,190,000)        (3,689,000)        (3,640,000)

Net interest income and expense                              (663,000)            75,000           (596,000)           158,000
                                                          -----------        -----------        -----------        -----------
Net Income (loss)                                         $(2,789,000)       $(1,115,000)       $(4,285,000)       $(3,482,000)
                                                          ===========        ===========        ===========        ===========
Net income (loss) per share                               $     (0.29)       $     (0.12)       $     (0.44)       $     (0.36)
                                                          ===========        ===========        ===========        ===========
Shares used in calculating per share amounts                9,773,000          9,660,000          9,743,000          9,587,000
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

                              CHEMTRAK INCORPORATED
                       CONDENSED STATEMENTS 0F CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)

                                                                         Six months ended
                                                                             June 30,
                                                                 ------------------------------
                                                                    1996                1995
                                                                 -----------        -----------
Operating activities:
   Net loss                                                      $(4,285,000)       $(3,482,000)
   Adjustment to reconcile net loss to net cash and
     cash equivalents used in operating activities:
       Depreciation and amortization                                 430,000            423,000
       Non cash interest expense and financing costs
       associated with convertible debentures                        619,000             ------
       Accrued rent                                                   27,000             27,000
       Stock option compensation and other                             2,000            (48,000)
       Purchase of in-process research and development for
           common stock                                                    0            900,000
   Changes in operating assets and liabilities:
       Accounts receivable                                          (364,000)           436,000
       Inventories                                                  (266,000)           563,000
       Prepaid expenses and other current assets                     167,000            160,000
       Accounts payable                                             (183,000)          (434,000)
       Accrued payroll and benefits                                   36,000           (411,000)
       Other accrued liabilities                                     349,000           (140,000)
                                                                 -----------        -----------
            Net cash and cash equivalents provided
              by (used in) operating activities                   (3,468,000)        (2,006,000)
                                                                 -----------        -----------
Investing activities:
   Proceeds from available-for-sale securities                       514,000          3,000,000
   Aquisition of property and equipment, net                        (190,000)           (85,000)
                                                                 -----------        -----------
            Net cash and cash equivalents provided
             by (used in) investing activities                       324,000          2,915,000
                                                                 -----------        -----------
Financing activities:
   Net proceeds from issuance of convertible debentures            4,700,000                  0
   Issuance of common stock                                          182,000            119,000
                                                                 -----------        -----------
            Net cash and cash equivalents provided
             by financing activities                               4,882,000            119,000
                                                                 -----------        -----------
Net increase (decrease) in cash and cash equivalents               1,738,000          1,028,000
Cash and cash equivalents at beginning of period                   4,251,000          2,280,000
                                                                 -----------        -----------
Cash and cash equivalents at end of period                       $ 5,989,000        $ 3,308,000
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

Note 2.  Recent SEC Interpretation

         In March 1997, the Company determined that its previously reported operating results and balance sheet data for the three-month periods ended June 30, 1996, September 30, 1996 and December 31, 1996 required restatement. The revisions to these quarters were made to reflect recent guidance that appeared in a December 1996 speech outline from a member of the Division of Corporate Finance of the Securities and Exchange Commission ("SEC") as it related to debt that is convertible to equity at a discount to market. As a result of the SEC's recent statement, the Company restated quarters subsequent to the completion of their May 1996 private placement of $5,000,000 in convertible debentures that are convertible into common stock at a conversion price equal to 82.5% of the average closing price of the common stock for the five business days immediately preceding such time as the debentures are converted. In accordance with the December 1996 guidance, the Company has recognized additional non-cash interest expense of $875,000 ($656,250 and $218,750 in the quarters ended June 30, 1996 and September 30, 1996, respectively) associated with the embedded conversion feature which allows the debenture holders to convert their debentures into common stock at a discount to the then market price of the common stock.

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

        As of June 30, 1996 the Company had an accumulated deficit of $32,767,000. Profitability is highly dependent upon numerous factors including, but not limited to, the Company's ability to provide product in sufficient, cost effective quantities and the ultimate success of its products in the U.S. over-the-counter market. Due to the uncertainty of these factors, it is difficult to reliably predict when such profitability may occur, if at all.

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

INTEREST INCOME AND EXPENSE

        Interest income and expense increased to $663,000 net expense in the three months ended June 30, 1996 from $75,000 income for the three months ended June 30, 1995, and decreased to $596,000 expense for the six months ended June 30, 1996 from $158,000 income for the six months ended June 30, 1995. These decreases were due to reduced levels of short term investments and interest expense attributable to the conversion feature of convertible debentures which allows holders to convert their debentures into common stock at a discount to market and stated interest on the convertible debentures that the Company issued during May 1996.

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