Form 10-Q/A
period 1996-09-30
CHEMTRAK INC/DE
filed 1997-03-31
CIK 882242

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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


                             CHEMTRAK INCORPORATED
                            CONDENSED BALANCE SHEETS



                                          ASSETS
                                                              September 30, 1996          December 30, 1996
                                                              ------------------         ------------------
                                                                 (unaudited)
Current assets:
   Cash and cash equivalents                                       $   4,672,000              $   4,251,000
   Short-term investments                                              1,489,000                  2,003,000
   Accounts receivable, net                                              457,000                    136,000
   Inventories                                                           382,000                    434,000
   Prepaid expenses and other current assets                              84,000                    245,000
                                                                   -------------              -------------
      Total current assets                                             7,084,000                  7,069,000
   Property and equipment, net                                         2,894,000                  3,248,000
   Other assets                                                           66,000                     66,000
                                                                   -------------              -------------
Total assets                                                       $  10,044,000              $  10,383,000
                                                                   =============              =============


                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                $     321,000              $     632,000
   Accrued payroll and benefits                                          215,000                    121,000
   Other accrued liabilities                                             600,000                    258,000
   Accrued royalties                                                     131,000                    114,000
                                                                   -------------              -------------
      Total current liabilities                                        1,267,000                  1,125,000

Accrued rent                                                             281,000                    240,000

Convertible debentures                                                 3,744,000                          0

Stockholders' equity:
   Common stock                                                           11,000                     10,000
   Additional paid-in capital                                         39,649,000                 37,528,000
   Deferred compensation                                                 (54,000)                   (38,000)
   Accumulated deficit                                               (34,854,000)               (28,482,000)
                                                                   -------------              -------------
      Total stockholders' equity                                       4,752,000                  9,018,000
                                                                   -------------              -------------
Total liabilities and stockholders' equity                         $  10,044,000              $  10,383,000
                                                                   =============              =============





  See accompanying notes.

                             CHEMTRAK INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)



                                                                Three months ended                      Nine months ended
                                                                   September 30,                           September 30,
                                                      ----------------------------------      ----------------------------------
                                                             1996                 1995               1996              1995
                                                      ----------------  ----------------      ----------------  ----------------
Net revenues:
    Product sales                                    $      583,000     $        271,000     $    2,020,000       $    1,935,000
    Funded research and other revenues                         ----              215,000            175,000            1,125,000
                                                      -------------        -------------      -------------        -------------
        Total net revenues                                  583,000              486,000          2,195,000            3,060,000

Cost and expenses:
    Cost of product sales                                   920,000              518,000          2,475,000            2,555,000
    Research and development                                447,000              807,000          1,920,000            2,057,000
    Marketing, general and administrative                 1,064,000              465,000          3,337,000            1,892,000
    Purchase of in-process research and development            ----                 ----               ----            1,500,000
                                                      -------------        -------------      -------------        -------------

        Total costs and expenses                          2,431,000            1,790,000          7,732,000            8,004,000
                                                      -------------        -------------      -------------        -------------
Operating loss                                           (1,848,000)          (1,304,000)        (5,537,000)          (4,944,000)

Net other income and expense                               (239,000)              63,000           (835,000)             221,000
                                                      -------------        -------------      -------------        -------------
Net Income (loss)                                     $  (2,087,000)       $  (1,241,000)     $  (6,372,000)       $  (4,723,000)
                                                      =============        =============      =============        =============
Net income (loss) per share                           $       (0.20)       $       (0.13)     $       (0.65)       $       (0.49)
                                                      =============        =============      =============        =============

Shares used in calculating per share amounts             10,192,000            9,699,000          9,808,000            9,624,000
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

                             CHEMTRAK INCORPORATED
                       CONDENSED STATEMENTS 0F CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                  (unaudited)

                                                                                     Nine months ended
                                                                                       September 30,
                                                                        -------------------------------------
                                                                               1996                1995
                                                                        -----------------   -----------------
Operating activities:
   Net loss                                                             $   (6,372,000)      $     (4,723,000)
   Adjustment to reconcile net loss to net cash and
     cash equivalents used in operating activities:
       Depreciation and amortization                                           641,000                639,000
       Accrued rent                                                             41,000                 41,000
       Stock option compensation and other                                       2,000                (29,000)
       Purchase of in-process research and development for
           common stock                                                              0                900,000
   Changes in operating assets and liabilities:
       Accounts receivable                                                    (321,000)               417,000
       Inventories                                                              52,000                412,000
       Prepaid expenses and other current assets                               161,000                156,000
       Accounts payable                                                       (311,000)              (258,000)
       Accrued payroll and benefits                                             94,000               (365,000)
       Other accrued liabilities                                               359,000                (14,000)
                                                                     -----------------      -----------------
            Net cash and cash equivalents provided
              by (used in) operating activities                             (4,770,000)            (2,824,000)
                                                                     -----------------      -----------------

Investing activities:
   Proceeds from available-for-sale securities                                 514,000              2,492,000
   Acquisition of property and equipment, net                                 (287,000)              (347,000)
                                                                     -----------------      -----------------
            Net cash and cash equivalents provided
             by (used in) investing activities                                 227,000              2,145,000
                                                                     -----------------      -----------------
Financing activities:
   Net proceeds from Issuance of Convertible Debentures                      4,700,000                      0
   Non-cash interest expense and financing
      costs associated with convertible debentures                             884,000                     --
   Proceeds from issuance of common stock                                      264,000                145,000
                                                                     -----------------      -----------------
            Net cash and cash equivalents provided
             by financing activities                                         4,964,000                145,000
                                                                     -----------------      -----------------
Net increase (decrease) in cash and cash equivalents                           421,000               (534,000)
Cash and cash equivalents at beginning of period                             4,251,000              2,280,000
                                                                     -----------------      -----------------
Cash and cash equivalents at end of period                            $      4,672,000       $      1,746,000
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

Note 4.  Net Loss Per Share

         Net loss per share is computed using the weighted number of shares outstanding. Common equivalent shares from stock options are excluded in the computation as their effect is antidilutive.

Note 5.  Inventories

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

         As of September 30, 1996 the Company had an accumulated deficit of $34,854,000. Profitability is highly dependent upon numerous factors including, but not limited to, the Company's ability to provide product in sufficient, cost effective quantities and the ultimate success of its products in the U.S. over-the-counter market. Due to the uncertainty of these factors, it is difficult to reliably predict when such profitability may occur, if at all.

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

INTEREST INCOME AND EXPENSE

        Interest income and expense decreased to $239,000 net expense in the three months ended September 30, 1996 from $63,000 income for the three months ended September 30, 1995, and decreased to $835,000 net expense for the nine months ended September 30, 1996 from $221,000 income for the nine months ended September 30, 1995. These decreases were due to reduced levels of short term investments and interest expense attributable to the conversion feature of convertible debentures which allows holders to convert their debentures into common stock at a discount to market and interest on the convertible debentures that the Company issued during May 1996.

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