Form 10-K
period 1996-12-31
CHEMTRAK INC/DE
filed 1997-04-01
CIK 882242

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                         Commission file number 0-19749


                              CHEMTRAK INCORPORATED
             (Exact name of Registrant as specified in its charter)

DELAWARE                                                              77-0295388
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

929 EAST ARQUES AVENUE, SUNNYVALE, CA                                      94086
(Address of principal executive offices)                              (zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 773-8156

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK, $.001
                                                             PAR VALUE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing bid price of the Common Stock reported on the Nasdaq National Market was $16,000,000 as of February 28, 1997.

         The number of shares of Common Stock outstanding as of February 28, 1997 was 11,880,938.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III - Portions of the Registrant's definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, are incorporated by reference to the extent stated herein. Page 1 of Exhibit Index at Page

                                     PART I

ITEM 1 - BUSINESS.

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section.

         ChemTrak Incorporated ("ChemTrak" or the "Company") conceives, develops, manufactures and markets leading edge and easy-to-use personal medical diagnostic systems for worldwide point-of-care markets. The Company has developed a patented, non-instrumented, hand-held diagnostic technology, the AccuMeter(R) cassette system, an enabling technology applicable to a broad range of general chemistry and immunoassay tests designed to screen and diagnose health conditions with accuracy comparable to physician office and laboratory instrumented tests. The Company has also developed the AWARE(R) home HIV test service, a consumer-access reference laboratory which is designed to provide test results and counseling for a variety of health conditions. The Company markets its products to over-the-counter and professional markets worldwide, directly and through strategic alliances with healthcare and consumer products companies.

         Currently, ChemTrak's CholesTrak(TM) Home Cholesterol Test, the first United States Food and Drug Administration (the "FDA") approved product of its kind, is available internationally and in most retail pharmacies and mass merchandise outlets in the United States. ChemTrak has also received FDA marketing clearance for its single-use, whole blood, physician's office test for Helicobacter Pylori (H. pylori), the bacterium now recognized as a contributor to duodenal and peptic ulcers in humans. ChemTrak recently announced the United States retail market entry of ColoCARE(R), a home test to detect the early warning signs of colorectal disease and has submitted an application to the FDA for approval to market its AWARE(R) home HIV test service.

         ChemTrak was founded in 1985 to bring health care closer to the patient by dramatically changing the way many in vitro diagnostic tests are performed. In vitro diagnostic testing is the process of analyzing constituents of blood, urine and other specimens taken from the body. It is the standard diagnostic methodology used to screen for, monitor and diagnose diseases and other medical conditions. Currently, most diagnostic testing is performed in clinical laboratories by skilled technicians, who must process the specimen, measure its volume, add reagents and use sophisticated machines to read and calculate the results. Typically, results are not received by the physician or the patient for one to two days. In contrast, the Company's easy-to-use AccuMeter(R) cassette system permits the physician or the patient to perform quantitative and qualitative diagnostic tests at the physician's office or in the patient's home and to obtain the results within minutes. The AWARE(R) home HIV test service is designed to provide results from a mail-in specimen within days, affording the convenience of at-home use, consumer access and telephone counseling.

         ChemTrak began marketing the AccuMeter(R) Total Cholesterol Test to the United States physician office market in May 1991, following receipt of clearance from the FDA, and to the international consumer retail and physician office markets in October 1991. In March 1993, the Company received clearance from the FDA for the United States consumer retail market. In January 1994, the Company began marketing the AccuMeter(R) Cholesterol Self-Test through United States consumer catalogues and signed a license and supply agreement for the Total Cholesterol Test with Advanced Care Products, now known as Direct Access Diagnostics ("DAD"), a Johnson & Johnson company, for over-the-counter retail outlets in North America. In December 1995, the Company regained the exclusive rights to market its total cholesterol product in the United States retail market and relaunched it in January 1996 under the trade name CholesTrak(TM).

         In February 1995, the Company acquired Coonan Clinical Laboratories, Inc. ("CCL") a company engaged in research and development of a home HIV test service. The Company believed that the acquisition of CCL would accelerate the time to market for a home HIV test service product. In 1995 ChemTrak filed a pre-market approval application ("PMA") for the Company's AWARE(R) home HIV test service with the FDA. Amendments were filed in March and August 1996. The test is awaiting FDA approval, while two competitive mail-in home HIV test services have gained approval and begun nationwide marketing in the United States. The Company anticipates approval in 1997. There can be no assurance that the Company will receive FDA marketing approval for the AWARE(R) home HIV test service or that if approved, it will be able to compete with existing products.

         ChemTrak was incorporated in California in 1985 [and reincorporated in Delaware in 1992]. Its principal offices are located at 929 East Arques
Avenue, Sunnyvale, CA 94086 and its telephone number is 408.773.8156. The Company also has a website at WWW.ChemTrak.COM.

POINT-OF-CARE DIAGNOSTIC MARKETS

         General

         The diagnostic testing industry is experiencing rapid growth as health care providers and payors recognize that regular diagnostic testing can result in earlier detection of diseases, more accurate diagnoses and more effective treatment, which in turn help reduce the overall cost of health care. As innovative and cost-effective technology becomes available, diagnostic testing is gradually migrating from high-volume clinical laboratories to point-of-care sites, such as clinics, physician offices, homes and patient's bedsides and emergency rooms. While clinical laboratories will continue to provide batch testing, the Company believes that a new market is emerging for point-of-care diagnostics which will result in more frequent testing. Point-of-care testing eliminates the time and cost associated with utilizing remotely located laboratories, including those associated with specimen collection, preservation, transportation, processing and reporting of results. While the Company's proposed AWARE(R) home HIV test service uses a laboratory at ChemTrak, the Company believes that the privacy and convenience of the home test service will outweigh the time and cost associated with utilizing this laboratory.

         Consumer Retail Market

         According to industry sources, the consumer retail market for home health tests in the United States increased from $258 million in 1985 to over $1 billion in 1995, with a growth rate of 13.1% in 1995 alone. It is expected to grow to nearly $3 billion by the year 2000. The North American market for home tests (excluding glucose monitoring) was reported to be worth about $483 million in 1996. Preventive health care is emerging as a primary focus of medical intervention, and consumer self-testing is becoming an important part of health care as individuals become more aware of and involved with their own health. Several self-tests, including tests for blood glucose, pregnancy, ovulation, fecal occult blood and various urine components, have gained prominence as physicians and patients have begun to realize the potential of such tests for promoting improved health care. None of these tests, however, gives accurate, quantitative results without an instrument. The Company believes that the ability to perform accurate, quantitative tests without an instrument will create major new market opportunities for home health screening and monitoring. The Company believes that new technologies, such as its AccuMeter(R) cassette system, and new methodologies, such as its proposed AWARE(R) home HIV test service, which make testing simpler and more convenient, may provide access to this market.


ACCUMETER(R) CHOLESTEROL PRODUCTS

         AccuMeter(R) Total Cholesterol Test

         ChemTrak's first product, the CholesTrak(TM) home cholesterol test, called the AccuMeter(R) Total Cholesterol Test in professional markets, is designed for the consumer retail and physician office markets and is the first commercially available cholesterol test that can be used in the home. The AccuMeter(R) Total Cholesterol Test received FDA 510(k) clearance for professional use in March 1991 and for consumer use in March 1993. This 1993 clearance allows the CholesTrak(TM) home cholesterol test to be performed by any consumer and is the first such clearance issued by the FDA for a quantitative cholesterol test in the retail market. In many foreign countries, including some of those in which the Company is currently distributing its product, no regulatory clearance is required for distribution of the CholesTrak(TM) home cholesterol test to consumers.

         The CholesTrak test was launched by ChemTrak's own sales and marketing group to the United States retail market in early 1996. The test is now widely distributed to pharmacy chains, mass merchandisers and wholesalers through a broker network and is supported by national advertising and promotion. The CholesTrak tests are intended for individuals who are already aware they have high cholesterol and are working to lower it through diet and exercise. The test is designed to give them the feedback required to remain motivated.

HELICOBACTER PYLORI TEST

         H. pylori is a bacteria that has been identified by a consensus panel of the National Institutes of Health as the causative agent of a large percentage of duodenal and gastric ulcers and is associated with a high incidence of stomach cancer if left untreated. There are an estimated 40 million new cases of H. pylori infection in the United States per year.

         H. pylori, which afflicts an estimated 40% of the United States population, is found in approximately 90% of patients with duodenal ulcers and 70% of patients with gastric ulcers. Research has shown that once H. pylori is eliminated, the average one-year recurrence rate of ulcers is approximately 10%, compared to a 50% to 70% recurrence rate for ulcers treated with traditional histamine-2 receptor antagonists drugs ("H2RAs") alone.

         Each year, there are over 40 million office visits for gastritis, one of the symptoms of a possible ulcer, in the United States alone. Last year, the worldwide market for medications containing H2RAs, which are used to treat gastric ulcers, exceeded $7 billion.

         Currently, H. pylori is often detected either through endoscopy procedures performed by physicians, or by experimental breath tests using special equipment. Clinical laboratories now perform a growing number of direct immunoassays for the antibodies to H. pylori in serum samples. The ChemTrak test is a one-step, whole blood test that will indicate the presence or absence of H. pylori antibodies in minutes during a patient's visit to a physician's office.

         In 1995, the Company announced it had signed a license and supply agreement with Astra Merck, Inc. (AMI) for sales of ChemTrak's H. pylori test to both professional markets and over-the-counter retail outlets in the United States. The test was cleared by the FDA for professional use in 1996 and then received further 510(k) clearance for improved accuracy claims in March of 1997. The test named Hp Chek(TM) by Astra Merck, will be marketed by

AMI's sales force alongside the prescription medicine, Prilosec(R), used for the treatment of several acid-related disorders including active duodenal ulcers.

ColoCARE(R)

         Colorectal cancer now accounts for over 55,000 American deaths each year. It is the nation's second leading cancer killer with 131,000 Americans diagnosed annually. According to the American Cancer Society and seven other medical groups, this type of test can be as effective in detecting the early warning signs of colorectal disease as mammograms are for breast cancer detection. If used annually by persons over fifty, it is believed that screening tests for the early warning signs of colorectal disease such as ColoCARE(R), where positive results are followed up by a doctor's visit, could cut deaths by one-third.

         In February 1997, ChemTrak announced the introduction of ColoCARE(R), a home test for the early warning signs of colorectal disease, which is FDA-cleared, low-priced and clinically accurate. The ColoCARE(R) test is non-invasive, sanitary and easy-to-use. The Company has signed a distribution agreement with this test's developer, Helena Labs.

         The ColoCARE(R) test is easy to use, sanitary and reliable. Used in the privacy of the bathroom, the user simply removes the test pad from its envelope and drops it into the toilet bowl following a bowel movement and before flushing. Chemicals in the pad cause it to turn blue within 30 seconds if hidden blood is present in detectable amounts. The presence of blood in the stool is a recognized early warning sign of colorectal disease including cancer. The user notes any color change, records the information and flushes the toilet. No sample handling is required. Three consecutive tests are required. If during any of the tests the pad turns blue, a physician should be consulted as soon as possible. The test pad should not change color if blood is not detected.

         The Company believes that the ColoCARE(R) test has broad market potential. The American Cancer Society reports that early cancer detection is of critical importance. The disease strikes men and women about equally, and those over forty may be at increased risk. As reported in a national news publication, "An easy take home test for colorectal cancer could lower the cost and unpleasantness that deter many Americans from being examined for the nation's second leading cancer killer."

FUTURE HIV TEST

         An estimated 4% of adult Americans, or 7.3 million people, report they have engaged in risk behaviors for HIV infection. Over 33 million HIV tests were performed by clinical laboratories in the United States in 1994. Of the estimated 1 million Americans living with HIV, only 30% to 60% have been tested, and about one-half of those who test positive are tested long after infection, when treatment is less successful. In 1995, the Company filed a PMA with the FDA for the AWARE(R) home HIV test service.

         The AWARE(R) home HIV test service requires the consumer to provide a dried blood sample on a special collection card. The consumer then sends the card with the sample to the Company's licensed laboratory; the card is identified only by a code number to ensure the consumer's anonymity. To obtain the result, the consumer then calls a special number set up by ChemTrak, using only the code number for identification. Trained counselors employed by ChemTrak will provide the results, and provide information and referrals for further testing. While the Company is still awaiting FDA approval, two competitors received approval for similar systems and have launched them nationwide. There can be no assurance that the Company will receive FDA marketing approval for the AWARE(R) home HIV test service, or that if approved, it will be able to compete with existing products.

         FUTURE ACCUMETER(R) PRODUCTS

         The Company believes that its AccuMeter(R) cassette system is an enabling technology and will be applicable to a broad range of general chemistry and immunoassay tests, including the following:

         Theophylline Test

         Theophylline is a drug prescribed for use by people suffering from asthma and other respiratory difficulties. Approximately six million patients take theophylline to relieve or prevent symptoms of asthma. The drug is effective only over a limited range: too little is ineffective, too much causes side effects that include headache, nausea, vomiting, low blood pressure, tachyccardia, arrhythmia, and convulsions. Also, the safe and effective range for theophylline varies from patient to patient. Monitoring theophylline levels helps clinicians establish and maintain safe and effective dosages in both acute and chronic treatment, and over 20 million theophylline tests are routinely performed in clinical laboratories in the United States every year, with results sometimes not available for hours or even days. ChemTrak's AccuMeter(R) Theophylline Test enables the physician to monitor theophylline drug levels with ease -- during a single office visit. The test is simple enough to be prescribed for home use to check night-time or early morning concentrations of the drug, information which could improve patient management critically. Theophylline levels must be monitored carefully during therapy, as low levels are ineffective and high levels can be toxic. The Company believes that approximately 25 million theophylline tests are performed annually in the United States. Currently, most theophylline testing requires costly instruments that are not suitable for use either in physician offices or homes. The Company believes that the only existing non-instrumented test requires a complex procedure and exact measurement of the blood sample.

         ChemTrak's test for quantifying blood levels of theophylline for use in professional settings has been reformulated and completed. The Company is in the process of preparing an FDA 510(k) filing for its theophylline test.

         Other Future AccuMeter(R) Products

         Additional tests incorporating the AccuMeter(R) technology that the Company has targeted for future research and development include tests for other infectious diseases. The AccuMeter(R) technology may assist in detecting disease by enabling the detection of low levels of proteins, which is a necessary step in detecting infection. The Company has developed a whole blood , one-step HIV 1/2 test in the AccuMeter(R) format which has the same protocol as the H.pylori test. The test is currently in pre-clinical studies.

         The World Health Organization estimates that currently 11 million people are infected with HIV and that this number will reach 30 million by the year 2000. The Company believes that the AccuMeter(R) technology will be applicable to other infectious disease tests as well.

         Other future products that the Company may develop include tests for low density lipoprotein ("LDL"), or "bad cholesterol", and glycosylated hemoglobin. Monitoring glycosylated hemoglobin provides information regarding the well being of diabetics over a broader time period than can be achieved by monitoring blood glucose levels alone. An LDL test could serve as a companion product to the Company's total cholesterol tests. The Company has yet to develop prototypes for these additional tests and all are in the early stage of development.

         There can be no assurance that the Company will develop or complete development of any of its future products, that such products will receive marketing approval by the FDA or foreign regulatory authorities or that any current or future products will be manufactured in commercial quantities or marketed successfully.

GOVERNMENTAL REGULATION

         ChemTrak's products are regulated under the 1976 and 1990 device amendments to the Food, Drug and Cosmetic Act (the "Amendments"), which, among other things, classify devices into three categories (Class I, II and III) over which the FDA maintains increasing levels of regulation. Although some of ChemTrak's products may be classified as Class III, the majority of ChemTrak's products are or are expected to be classified as Class I or II devices. Prior to marketing any of these devices, the Company must obtain pre-clearance from the FDA, either through the notification ("510(k) Notification") process or the pre-market approval application ("PMA") process. If a product is a Class III device, it requires a PMA. The PMA process is lengthy, usually taking approximately 18 to 30 months. The Company believes that the majority of its products can be pre-cleared using the 510(k) Notification process, which takes approximately 90 to 180 days. There can be no assurance that a given product can be pre-cleared using the 510(k) Notification process or that the process will be completed within the usual time frame. The 510(k) Notification process for the CholesTrak(TM) Home Cholesterol Test took 18 months.

         Because all devices new to the marketplace after 1976 are automatically classified as Class III devices (unless they have been reclassified) in any 510(k) Notification, the Company must, among other things, demonstrate that the product to be marketed is "substantially equivalent" to another legally marketed device in order to obtain reclassification. Test data from clinical trials may be required to demonstrate "substantial equivalence." The Company may commence marketing the product only after the FDA issues a written order finding either that the PMA has been approved or that "substantial equivalence" has been established, which latter event may take longer than the 90-day period estimated for a 510(k) Notification review. By requesting additional data, the FDA can further delay the Company's market introduction of its products. However, there can be no assurance that the Company will obtain the required marketing clearance for any of its development stage products on a timely basis, or at all. Although the Company believes that there are significant markets for its products independent of the United States physician office and over-the-counter consumer retail market, failure to obtain such FDA clearance for its future products could have a material adverse effect on the Company's business, financial condition and results of operations, as well as its relationships with its corporate partners.

         The Amendments also require the Company to manufacture its products in compliance with the FDA's current Good Manufacturing Practices ("cGMP") regulations and to register its manufacturing facility and its products. The Company has registered its facility and its products with the FDA. The Company has also registered its manufacturing facility with the Department of Health Services of the State of California, as required, and has passed federal and state inspections confirming the Company's compliance with the cGMP regulatory requirements for its products. However, there can be no assurance that the Company's facility will continue to satisfy cGMP regulations. In addition, the manufacture, sale or use of the Company's products are also subject to regulation by other federal entities, such as the Occupational Safety and Health Agency and the Environmental Protection Agency, and by various state agencies. Federal and state regulations regarding the manufacture, sale or use of the Company's products are subject to future change, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         Certain of ChemTrak's products, when used, may also be regulated under the Clinical Laboratory Improvement Amendments Act of 1988 ("CLIA"). CLIA is intended to insure the quality and reliability of all medical testing in laboratories in the United States, regardless of where these laboratories are located. Final regulations to implement CLIA were published in February 1992, effective September 1, 1992, except for participation in proficiency testing which for previously unregulated laboratories were not effective until January 1994. In January 1993, the Department of Health and Human Services published certain revisions to these regulations. The regulations establish requirements for laboratories in the areas of administration, participation in proficiency testing, patient test management, quality control, personnel, quality assurance and inspection. Under these regulations, the specific requirements that a laboratory must meet depend upon the complexity of the tests performed by the laboratory. Laboratory tests are categorized as either waived tests, tests of moderate complexity or tests of high complexity. Laboratories that perform waived tests are not governed by the CLIA regulations, but must obtain a registration certificate with the Health Care Financing Administration ("HCFA"). Laboratories that perform either moderate or high complexity tests must meet the requirements in all areas and are required to obtain either a registration certificate or certification of accreditation from the HCFA. In March 1995, the Center for Disease Control granted waived status for the CholesTrak Total Cholesterol Test, and informed the Company that all tests cleared by the FDA for over-the-counter consumer use are automatically waived.

SALES AND MARKETING

         The Company's marketing strategy is to utilize targeted marketing of its consumer CholesTrak(TM) Home Cholesterol Test, ColoCARE(R) home test for the early warning signs of colorectal disease, its AWARE(R) home HIV test service (pending FDA approval), and future consumer personal diagnostics tests to make direct sales to the consumer as well as through chain drug, mass merchandisers and natural/health food stores in the United States. ChemTrak has agreements with a number of trade relation sales force groups which in turn sell through broker organizations servicing the retail market. These organizations receive a percentage of sales based upon performance. The Company advertises and promotes its products to key population segments.

         Professional markets in the United States are served through a number of arrangements with pharmaceutical companies and medical product distributors. See "Corporate Partners." Internationally, the Company has a number of arrangements in place for the marketing and sales of its Total Cholesterol Test to consumer retail markets in Europe, Africa and the Pacific Rim area.

CORPORATE MARKETING PARTNERS

         Through its corporate partner alliances, ChemTrak expects to more effectively reach the international consumer retail and United States physician office markets. ChemTrak has non-material distribution arrangements with a number of independent health care supply organizations domestically and worldwide. ChemTrak has in effect material contractual relationships with the following corporate partners:

Corporate Partner          Market              Country             Product
-----------------------------------------------------------------------------------------

Astra Merck Inc.           Consumer retail     United States       H. pylori
                           Physician office    Puerto Rico

The Boots Company PLC      Consumer retail     United Kingdom      Cholesterol Test

Helena Laboratories, Inc.  Consumer retail     Canada              Cholesterol Test

Jokoh, Inc.                Physician office    Japan               Theophylline Test

Orion Diagnostica          Physician office    United States       Cholesterol Test

Selfcare, Inc.             Consumer retail     All of Europe and   AWARE(R)  Home
                                                  Scandinavia      HIV Test Service

         Termination of any of these arrangements with corporate partners could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that these corporate partners will meet their projected sales volumes, that the Company will be successful in retaining these corporate alliances or that it will be able to enter into additional alliances on acceptable terms if at all.

         Astra Merck Inc. (AMI). In March 1995, the Company entered into a multi-year license and supply agreement with AMI to market the Company's H. pylori test in the United States and Puerto Rico. The initial term expires either six years from March 1, 1995 or four years after the first over-the-counter sale, whichever is earlier. After the initial term, the agreement provides for renewal on an annual basis. AMI has been granted exclusive United States marketing rights to ChemTrak's H. pylori test for both professional markets and for over-the-counter retail outlets. In return, ChemTrak is entitled to receive separate cash payments from AMI upon realization of certain milestones ultimately leading to the commercialization of the H. pylori test. The Company will also receive a per unit price for each product it manufactures and sells to AMI. The Agreement calls for AMI to purchase certain minimum quantities during specified periods commencing on the first shipment to the professional market. The agreement may be terminated by either party on sixty days notice if the other party commits a material breach of the agreement. The H. pylori test has received FDA clearance for sale to the professional market with the first shipment expected in April 1997. The Company expects to commence the process of seeking FDA approval for over-the-counter retail sales later in 1997.

         The Boots Company PLC. In December 1991, the Company entered into a multi-year agreement with The Boots Company PLC ("Boots") for the sale of the AccuMeter cholesterol test under Boots' brand name in the United Kingdom. Boots is a diversified company and includes Boots The Chemists, a 1,069 store pharmacy division of Boots.

         Helena Laboratories, Ltd. In April 1996, ChemTrak signed an agreement with Helena Laboratories Ltd. for distribution of the home cholesterol test in Canada. Helena Laboratories (Canada) is part of an international clinical diagnostic company currently operating in over 40 countries and its innovative products have been available in Canada for more than 15 years. Helena Laboratories (Canada) has been marketing ColoCARE(R), a unique and patented home test for the early warning signs of colorectal disease, and in the process has created a new category in Canadian pharmacies.

         Jokoh Co., Ltd. Japan. In May 1996, ChemTrak completed a licensing and distribution agreement with Jokoh Co., Ltd. Japan to introduce ChemTrak's non-instrumented, quantitative, whole-blood test for the asthma drug theophylline into the Japanese marketplace. The Company believes that its AccuMeter(R) Theophylline Test will be, if approved by Japanese authorities, the only non-instrumented, quantitative, whole-blood test for theophylline offered in Japan. Jokoh specializes in clinical laboratory analytical product manufacturing and marketing.

         Orion Diagnostica. In March 1995, ChemTrak signed an agreement with Orion Diagnostica Inc., the United States division of a Finland-based worldwide manufacturer and marketer of diagnostic tests, granting them the right to market the AccuMeter(R) cholesterol test to physicians offices, hospitals and commercial laboratories through its direct sales force as well as a network of medical surgical sales representatives throughout the United States.

         Selfcare Inc. In January 1997, ChemTrak announced a pan-European alliance with Selfcare Inc. of Waltham, Massachusetts to market the AWARE(R) home HIV testing and counseling service. The agreement calls for licensing of ChemTrak's AWARE(R) home HIV test service including product design and manufacture, proprietary finger stick device, customized computer sample and results tracking systems, laboratory protocols, professional counselor training and certification programs to Selfcare. As part of the agreement Selfcare will pay for the cost of regulatory submissions in each of the countries of Europe. Selfcare in turn will augment its existing European operations with local reference laboratories and counseling centers to provide efficient individualized home HIV testing services throughout Europe. Selfcare does, however, have the option to terminate the agreement if the FDA does not approve ChemTrak's AWARE(R) home HIV test service in 1997. Selfcare, with facilities in Waltham, Massachusetts, Inverness, Scotland, Galway, Ireland and Munich, Germany is engaged in the development, manufacture and marketing of self-test diagnostic products for the diabetes, woman's health and infectious disease markets. Their products are marketed in the United States under Selfcare's own brands and private label brand names.

         The Boots Company, PLC is permitted to market and distribute products competitive with those of the Company; none of the Company's other corporate partners are permitted to do so. There can be no assurance that the foregoing corporate partner alliances, or any such future arrangements, will not be terminated prematurely by the Company's corporate partners, or that the Company's corporate partners will purchase products or that such corporate partners will successfully market and sell the Company's products.

RESEARCH AND DEVELOPMENT

- As of December 31, 1996, the Company employed 10 full time research, development, clinical and regulatory affairs professionals, two of whom hold Ph.D.s. The research and development group focuses on the development of new technologies, application of these technologies to new products, manufacturing process development and manufacturing scale-up. In addition, the research and development group carries out clinical trials and prepares appropriate regulatory filings.

PATENTS AND PROPRIETARY TECHNOLOGY

         The Company has aggressively pursued a patent portfolio to protect its technology. As of the date of this report, the Company had 15 United States patents, with expiration dates between 2007 and 2010, and five patent applications pending. As of December 31, 1996, the Company had received eight foreign patents. The issued patents cover inventions relating to the basic principles of the AccuMeter(R) technology, including blood separation and sample metering, as well as the physical components of the AccuMeter(R) cassette system. The pending patent applications cover additional technologies and applications of the AccuMeter(R) system. The Company's policy is to file patent applications to protect technology, inventions and improvements that are important to the development of its business. The Company also relies upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position.

         The patent position of medical device manufacturers, including ChemTrak, is uncertain and may involve complex legal and factual issues. Consequently, the Company does not know whether any of its patent applications will result in the issuance of any further patents, or whether issued patents will provide significant proprietary protection or will not be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue, and since publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, ChemTrak cannot be certain that it was the first creator of inventions covered by pending patent applications or that it was the first to file patent applications for such inventions. Moreover, the Company may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of inventions, which could result in substantial cost to the Company as well as commitment of management resources. There can be no assurance that the Company's patent applications will result in further issued patents or that such issued patents will offer protection against competitors with similar technology.

         Because the Company's AWARE(R) home HIV test service utilizes existing laboratory technology in analyzing blood samples, it lacks patent protection. While there may be patent protection sought for the proprietary technology of some of the test components, ChemTrak does not expect that this protection would preclude others from marketing similar tests for HIV.

         ChemTrak has royalty bearing, non-exclusive licenses from Miles Laboratories and Boehringer Mannheim GmbH to practice the AccuMeter(R) technology and is fulfilling its obligations under these licenses. These licenses are terminable by ChemTrak with 60 and 90 days written notice, respectively. The Company has also entered into a royalty bearing non-exclusive agreement with AKZO Nobel to practice the sol particle immunoassay technology. The licenses were entered into without any admission that these licenses are required by ChemTrak.

         ChemTrak requires its employees, consultants and advisors to execute confidentiality agreements upon the commencement of an employment or consulting relationship with the Company. Each agreement provides that all confidential information developed or made known to the individual during the course of the relationship will be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived of by an individual shall be the exclusive property of the Company, other than inventions unrelated to the Company's business and developed entirely on the employee's own time. There can be no assurance, however, that these agreements will provide meaningful protection for or adequate remedies for misappropriation of the Company's trade secrets in the event of unauthorized use or disclosure of such information.

COMPETITION

         Currently, ChemTrak's competition in the physician office market consists mainly of clinical laboratories and companies offering instrumented tests. Several major diagnostic companies market instruments to physicians and hospitals that are capable of testing for whole blood cholesterol with accuracy similar to that of ChemTrak's CholesTrak(TM) Total Cholesterol Test. The Company believes, however, that such instruments possess significant disadvantages in that they are expensive to purchase, operate and maintain. In the consumer retail market, the Company is not aware of any existing competing quantitative instrument-free cholesterol tests.

         The Company knows of a number of United States companies that are developing products that may be used by the physician office or consumer retail markets, some of which may be competitive with the Company's current and proposed products. Specifically, the Company is aware of other United States companies, such as Quidel Corp., Meridien and others that have developed tests for H. pylori that have received FDA marketing clearance for the physician office market. The Company is not aware of any companies that have received FDA marketing clearance for a cholesterol test for the United States consumer retail market other than its own. ChemTrak has knowledge of two other companies that have received FDA approval on home HIV test products similar to the Company's home HIV test service. At least one of these companies, Direct Access Diagnostics, a Johnson & Johnson company, has significantly greater resources than ChemTrak. Both of these companies have launched and advertised their products nationwide. There can be no assurance that the Company's products will be competitive with existing or future products, or that the Company will be able to establish and maintain a profitable price structure for its products.

MANUFACTURING

         ChemTrak currently utilizes an automated production line in its 58,000 square foot facility for the manufacture, assembly and packaging of its Total Cholesterol Test, including approximately 36,000 square feet dedicated to manufacturing. The Company believes that this facility will meet its production requirements at least through 1997 and that suitable additional space will be available when and as needed.

         The manufacturing process employs chemical and packaging supplies that are generally available from several suppliers. The Company has registered its facility with the FDA and with the Department of Health Services of the State of California and has passed federal and state inspections, confirming the Company's compliance with the current Good Manufacturing Practices regulatory requirements for its products. However, there can be no assurance that the Company's facility will continue to satisfy cGMP regulations. In addition, the manufacture, sale or use of the Company's products are also subject to regulation by other federal entities, such as the Occupational Safety and Health Agency and the Environmental Protection Agency, and by various state agencies. Federal and state regulations regarding the manufacture, sale or use of the Company's products are subject to future change, which could have a material adverse effect on the Company's business, financial condition and results of operations.

ENVIRONMENTAL REGULATION

         Due to the nature of its current and proposed manufacturing processes, the Company is subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. Although the Company believes that it has complied with these laws and regulations in all material respects and has not been required to take any action to correct any noncompliance, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental and health and safety regulations as it continues to increase production to commercial levels. In addition, the landlord of the Company's facility in Sunnyvale, California has advised the Company that the groundwater may be affected by contaminants migrating from an off-site source.

Although the Company has been indemnified by its landlord as to claims brought by third parties with respect to this contamination and no claims have been asserted, in the event remedial action is required, there can be no assurance that the Company will not have to incur significant costs if the landlord is not adequately funded.

REIMBURSEMENT

         Third party payors can indirectly affect the pricing or the relative attractiveness of the Company's products by regulating the maximum amount of reimbursement they will provide for diagnostic testing services. For example, the reimbursement of fees for diagnostic testing services for Medicare patients in hospitals or in physician offices is included under Medicare's prospective payment system diagnosis related group regulations. If the reimbursement amounts for diagnostic testing services are decreased in the future, it may decrease the amount that physicians are able to charge Medicare patients for such services and consequently the price the Company can charge physicians for its products. The Company cannot predict the reimbursement of fees for diagnostic testing services for Medicare patients, or any other types of patients. Any decreases in reimbursement fees could have a material adverse effect on the Company.

EMPLOYEES

         As of December 31, 1996, the Company had 48 full-time employees with 12 employees devoted to research and development, 22 employees in manufacturing operations, five employees devoted to sales and marketing, and nine devoted to general and administration. None of the employees is covered by a collective bargaining agreement, and management considers relations with its employees to be good.

         The Company is highly dependent upon a small group of management, manufacturing, marketing and scientific executives, the loss of any of whose services could have a material adverse effect on the Company. The Company has obtained key man life insurance for $1,000,000 on the life of Dr. Prithipal Singh, the Company's co-founder and Chief Technical Officer. Recruiting and retaining qualified manufacturing, marketing and sales personnel and scientists to perform research and development work in the future will also be critical to the Company's success, although there can be no assurance that the Company will be able to do so.

TECHNICAL AND BUSINESS ADVISORS

         The Company periodically draws on the expertise of several advisors and consultants in fields related to the Company's technology and business. The Company's technical and business advisors consult with the Company on a frequent basis.

         As of January 1, 1997, the following persons were serving as technical and business advisors to the Company:

         Richard Bastiani, Ph.D., has served as an advisor to the Company since August 1995. Dr. Bastiani is the President of Activated Cell Therapy, Inc. in Mountain View, California. Prior to joining Activated Cell Therapy, Inc. Dr. Bastiani was with Syva Co. for over 23 years where he held various management positions as Vice President, Health Diagnostics Product Division, Vice President, Worldwide Marketing and Sales, and also as President from 1991 to 1994.

         Ronald Breslow, Ph.D., has served as an advisor to the Company since May 1988. Dr. Breslow, a Professor of Chemistry at Columbia University, is a winner of the Arthur C. Cope and the National Medal of Science awards. Dr. Breslow's research focuses on organic chemistry and synthetic enzymology. Dr. Breslow advises the Company on various aspects of diagnostic technology.

         Allen D. Cooper, M.D., has served as an advisor to the Company since June 1990. Dr. Cooper is the Director of the Palo Alto Medical Foundation Research Institute and a Professor of Medicine at Stanford University. Dr. Cooper is a specialist in internal medicine and lipid disorders. Dr. Cooper advises the Company regarding patient treatment issues.

         Robert S. Galen, M.D., M.P.H., has served as an advisor to the Company since April 1990. Dr. Galen is a member of the faculty at Case Western Reserve and has served as the Chairman of the Biochemistry Department at the Cleveland Clinic Foundation, Chairman of the American Society of Clinical Pathologists and Chairman of the NCCLS Committee on General Laboratory Practices. Dr. Galen is on the board of directors of a number of companies, including MetPath Investment Company. Dr. Galen advises the Company regarding clinical chemistry issues.

         John Kaiser has served as an advisor to the Company since 1991. Mr. Kaiser is the President and Chief Executive Officer of Biocircuits Inc., a public company ("Biocircuits"). Prior to joining Biocircuits, Mr. Kaiser was employed by Boehringer Mannheim as President of the Physician's Laboratory Products Division where his responsibilities included cholesterol screening activities. Mr. Kaiser advises ChemTrak on strategic marketing issues.

         Bertram Rowland, Ph.D., J.D., has served as an advisor to the Company since 1987. Dr. Rowland was a patent attorney with the law firm of Flehr, Hobach, Test, Albritton & Herbert. Dr. Rowland advises the Company on intellectual property matters.

         Ernest M. Tucker, III, M.D. has served as an advisor to the Company since September 1992. Dr. Tucker is Chairman of the Department of Pathology for the Scripps Clinic and Research Foundation in La Jolla, California. He advises the company regarding technical and clinical issues.

         In addition to serving as a member of the Board of Directors of ChemTrak, Malcolm Jozoff has served as business advisor since December 1993.

EXECUTIVE OFFICERS

         The executive officers of the Company and their ages as of January 1, 1997 are as follows:

PRITHIPAL SINGH, PH.D.... 57
Chairman of the Board and Chief Technical Officer

         Dr. Singh is a founder of the Company and served as President, Chief Executive Officer and Chairman of the Board of the Company from September 1988 to June 1993 and as Chief Executive Officer and Chairman of the Board from June 1993 to January 1997. He was appointed Chairman of the Board and Chief Technical Officer of the Company in January 1997. From February 1985 to August 1988, Dr. Singh was a Senior Vice President of Idetek, Inc., an animal health care company. Dr. Singh is also a director of Abaxis, Inc., a biopharmaceutical company.

EDWARD F. COVELL....52
President and Chief Executive Officer

         Mr. Covell was appointed President and Chief Executive Officer of ChemTrak in January 1997, after having served as President and Chief Operating Officer from May 1996 when he joined the Company. He was elected a Director of the Company in August 1996. Prior to joining ChemTrak, Mr. Covell was a management consultant from 1994 to 1996, focusing on the OTC medical device market. From 1992 to 1994 he was President and Chief Operating Officer of Medchem Products, Inc., a manufacturer of medical devices serving customers worldwide. Mr. Covell held a series of increasingly responsible positions with Tambrands Inc. from 1980 through 1990, including Corporate Vice President and General Manager of the Diagnostics Division. Tambrands is a consumer healthcare products company. From 1968 to 1980, he served in domestic and international management and product development positions with the Kendall Company, a diversified manufacturing company with worldwide sales of $500 million.

RODGER RICHEAL.... 51
Senior Vice President

         Mr. Richeal joined ChemTrak in November 1995. He had been with Abaxis as Vice President of Business Development from 1991 through 1995, having previously been Vice President of Operations, Clinical and Regulatory Affairs. He was employed as an Industry Consultant by Advanced Bioresearch Associates. Prior to 1986, he was Vice President of Operations at Primary Diagnostic Systems and Vice President of Technical Operations and Quality Assurance at Syva Co., (formerly a unit of Syntex Corp., now part of the Behring Diagnostics, Inc., unit of Hoechst AG), where he was employed for more than 11 years.


NIQUETTE HUNT....32
Vice President

         Ms. Hunt jointed ChemTrak in December, 1996 to lead the Company's domestic OTC marketing effort. Prior to joining ChemTrak, she served as a Category Manager for Warner Lambert Company in its Upper Respiratory product group which includes the Sudafed, Benadryl and Actifed franchises. Prior to that she served as the Team Leader/Senior product Manager for the Lubriderm and Benadryl brands. From 1987 to 1993 she was a brand manager for Procter and Gamble in the Health and Beauty Care sector where she managed several leading products including Pantene, Pert Plus, Head & Shoulders and Prell. Prior to joining Procter and Gamble, Ms. Hunt began her career in banking, working for J.P. Morgan.


RISK FACTORS

        This section summarizes certain risks that should be considered by stockholders and prospective investors in the Company. Many of these risks are discussed in other sections of this report.

HISTORY OF LOSSES AND ACCUMULATED DEFICIT

        The Company has incurred operating losses since its inception, largely because of the limited number of revenue-generating products and the high cost of developing and marketing consumer medical devices. At December 31, 1996, ChemTrak had an accumulated deficit of $36.3 million. The Company currently has only one product on the market and expects to launch its H. pylori test and its ColoCare(R) products for public sale in 1997. The extent of revenues generated by these new products is highly uncertain. There can be no assurance that the Company will achieve profitability in 1997, or that profitability, if achieved, can be sustained on an ongoing basis.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

        The development and marketing of consumer medical devices is capital intensive. The Company has funded its operations to date through product sales and public and private equity and debt financings. The Company will require substantial additional funding in order to complete the development and marketing activities in which it is currently engaging, and to launch these products in the consumer marketplace. The Company intends to seek additional funding through collaborative agreements with corporate partners or through additional equity or debt financings. There can be no assurance that the Company will be able to enter into such arrangements on acceptable terms, or at all.

GOVERNMENT REGULATION

        The Company's ongoing product development activities, and any future production and marketing of products, are subject to extensive regulation by government authorities in the United States and other countries. The regulatory process can be lengthy and requires the expenditure of substantial resources. There can be no assurances that any product developed by the Company will meet all of the applicable regulatory requirements necessary to receive marketing approval. Moreover, Food and Drug Administration ("FDA") policy may change and additional government regulations may be established that could prevent or delay regulatory approval of the Company's potential products. In addition, a marketed product and its manufacturer are subject to continual review, and later discovery of previously unknown problems with a product or manufacturer may result in restrictions on such product or manufacturer, including withdrawal of the product from the market.

        In order to market its products abroad, the Company also must comply with foreign regulatory requirements, implemented by foreign health authorities, governing marketing approval. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above, and may introduce additional requirements or risks. There is no assurance that a foreign regulatory body will accept the data developed by the Company for any of its products and approved by the FDA does not ensure approval in other countries.

RELIANCE ON SMALL PRODUCT LINE; UNCERTAINTY OF MARKET ACCEPTANCE

        To date the Company has generated revenue only from sales of the AccuMeter(R) Total Cholesterol Test, and, more recently, the ColoCare(R) test. The Company has generated no sales revenue from its H. pylori test, which is expected to be launched in 1997. Factors which will affect the Company's success include ChemTrak's ability to obtain regulatory clearance for marketing its products and its ability to develop, manufacture and market future products on a timely basis. There can be no assurance that the Company's current product development efforts will be successfully completed, or that products can be manufactured in commercial quantities or marketed successfully. In addition, there can be no assurance that any of the Company's products will gain significant market acceptance among physicians or the general public. With its small product line, development, regulatory or market failures for even a single product are likely to have a material adverse effect on Company operations.

RAPID TECHNOLOGICAL CHANGE; HIGHLY COMPETITIVE INDUSTRY

        Rapid and substantial technological change are expected to continue in the health care industry generally and the diagnostic device industry in particular. There can be no assurance that the Company's products will not become obsolete or that the Company will be able to keep pace with technological developments. The consumer retail and physician office markets are expected to attract a large number of competitors, many of whom have substantially greater resources than ChemTrak. Numerous other companies are developing alternative strategies for cholesterol management, HIV diagnostics, and other areas in which the Company is marketing or intends to market products. These alternative strategies could compete with the Company's programs. There can be no assurance that the Company's competitors will not develop more effective or more affordable products or achieve earlier or more efficient product commercialization than the Company.

RELIANCE ON CORPORATE PARTNERS FOR PRODUCT DISTRIBUTION

        ChemTrak has a broker sales force and also relies on a number of collaborative arrangements with corporate partners for the distribution of its products. Many of these arrangements are terminable by corporate partners at the discretion of those partners. Termination of one or more of these arrangements could have a material adverse effect on the Company's business and financial condition and its results of operations. There can be no assurance that the Company will be able to maintain these arrangements with its corporate partners or, it such arrangements are terminated, that the Company would be able to enter into arrangements with other corporate partners on satisfactory terms, or at all. In addition, there can be no assurance that these corporate partners will meet their projected sales volumes.

PATENTS AND PROPRIETARY TECHNOLOGY

        The patent position of medical device manufacturers, including ChemTrak, is uncertain and may involve complex legal and factual issues. Consequently, the Company does not know whether any of its patent applications will result in the issuance of any further patents, or whether issued patents will provide significant proprietary protection or will not be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue, and since publications or discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, ChemTrak cannot be certain that it was the first creator of inventions covered by pending patent applications or that it was the first to file patent applications for such inventions. Moreover, the Company may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of inventions, which could result in substantial cost to the Company as well as commitment of management resources. There can be no assurance that the Company's patent applications will result in further issued patents or that such patents will offer protection against competitors with similar technology.

        Because the Company's AWARE(R) home HIV test service utilizes existing laboratory technology in analyzing blood samples, it lacks patent protection. While there may be patent protection sought for the proprietary technology of some of the test components. ChemTrak does not expect that this protection would preclude others from marketing similar tests for HIV.

ENVIRONMENTAL REGULATION

        Due to the nature of its current and proposed manufacturing processes, the Company is subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. Although the Company believes that it has compiled with these laws and regulations in all material respects and has not been required to take any action to correct any noncompliance, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental and health and safety regulations as it continues to increase production to commercial levels. In addition, the landlord of the Company's facility in Sunnyvale, California has advised the Company that the groundwater may be affected by contaminants migrating from an off-site source. Although the Company has been indemnified by its landlord as to claims brought by third parties with respect to this contamination and no claims have been asserted, in the event remedial action is required, there can be no assurance that the Company will not have to incur significant costs if the landlord is not adequately funded.

DEPENDENCE ON KEY PERSONNEL

        The Company is highly dependent upon a small group of management, manufacturing, marketing and scientific executives, the loss of whose services, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has obtained key man life insurance for $1,000,000 on the life of Prithipal Singh, the Company's co-founder and chief technical officer. Recruiting and retaining qualified manufacturing, marketing and sales personnel and scientists to perform research and development work in the future will also be critical to the Company's success, although there can be no assurance that the Company will be able to do so.

POTENTIAL IMPACT OF REIMBURSEMENT POLICIES

        Third party payors can indirectly affect the pricing or the relative attractiveness of the Company's products by regulating the maximum amount of reimbursement they will provide for diagnostic testing services. Fro example, the reimbursement of fees for diagnostic testing services for Medicare patients in hospitals or physician offices is include under Medicare's prospective payment system diagnosis-related group regulations. If the reimbursement amounts for diagnostic testing services are decreased in the future, it may decrease the amount which hospitals or physicians are able to charge Medicare patients for such services and consequently the price the Company can charge physicians for its products. The Company cannot predict the reimbursement of fees for diagnostic testing services for Medicare patients, or any other patients. Any decreases in reimbursement fees could have a material adverse effect on the Company's business, financial condition and results of operations.

VOLATILITY OF STOCK PRICE

        The market price of the shares of Common Stock, like that of other medical technology companies, has been highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new commercial products by the Company or its competitors, changes in governmental regulation, including changes in the current structure of the health care financing and reimbursement systems in the U.S. and abroad, developments in or disputes regarding patent or other proprietary rights, economic and other external factors and general market conditions may have a significant effect on the market price of the Common Stock.

MANUFACTURING

        The Company is required to manufacture its products in compliance with the FDA's cGMP regulations and to register its manufacturing facility and its products. The Company has registered its facility and its products with the FDA. The Company has also registered its manufacturing facility with the Department of Health Services of the State of California, as required, and has passed federal and state inspections confirming the Company's compliance with cGMP regulatory requirements for its products. However, there can be no assurance that the Company's facility will continue to satisfy GMP regulations. In addition, the manufacture, sale or use of the Company's products are also subject to regulation by other federal entities, such as the Occupational Safety and Health Agency and the Environmental Protection Agency, and by various state agencies. Federal and state regulations regarding the manufacture, sale or use of the Company's products are subject to future change, which could have a material adverse effect on the Company's business, financial condition and results of operation.


ITEM 2 - PROPERTIES.

         The Company's corporate offices and principal laboratories are in an approximately 58,000 square foot facility located in Sunnyvale, California. The Company currently occupies the facility under a ten-year lease which commenced in July 1992. The Company believes that its existing facilities will be adequate to meet the Company's needs at least through 1997 and that suitable additional space will be available when and as needed.

ITEM 3 - LEGAL PROCEEDINGS.

         Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Since February 19, 1992, ChemTrak's Common Stock, par value $.001, has been traded on the Nasdaq National Market under the symbol CMTR. The following table sets forth the range of high and low closing sales prices for ChemTrak Common Stock on the Nasdaq National Market for the periods indicated.

                                                High                 Low
                                              --------            ---------
1996
   First Quarter..................             $5.44                $1.25
   Second Quarter.................             $5.31                $3.94
   Third Quarter..................             $4.38                $1.91
   Fourth Quarter.................             $2.56                $1.34

1995
   First Quarter..................             $3.25                $1.81
   Second Quarter.................             $3.50                $2.13
   Third Quarter..................             $2.50                $1.75
   Fourth Quarter.................             $2.13                $0.75

The approximate number of record holders of the Company's Common Stock as of February 15, 1997 was 600. ChemTrak has not paid any cash dividends since its inception and does not anticipate paying cash dividends in the foreseeable future.

        On May 13, 1996, the Company sold $5,000,000 of convertible debentures for cash to certain investment firms located outside the United States. The debentures bear a coupon interest rate of 7.5% per annum, payable in cash or shares of the Company's Common Stock, at the Company's option. The debentures are convertible into Common Stock, at the debenture holder's option (subject to certain volume limitations), at a conversion price equal to the lower of 110% of the average daily closing bid price of the Common Stock on the Nasdaq National Market for the ten trading days prior to May 13, 1996 or 82.5% of the average daily closing bid price of the Common stock on the Nasdaq National Market for the ten trading days prior to the conversion date. The Company paid a fee of $300,000 to the Shemano Group, the placement agent. In addition, the Company issued warrants to purchase 78,500 shares of the Company's Common Stock to The Shemano Group, and warrants to purchase 5,000 shares of the Company's Common Stock to Oxhead Advisory Group, Ltd., which assisted in the placement, all exercisable at $5.00 per share. The offering was made in reliance on Regulation S promulgated under the Securities Act of 1933, as amended. During 1996, approximately 1,800,000 shares of the Company's common stock were issued to debenture holders in connection with the conversion of $3,082,000 face amount of debentures, and approximately 100,000 shares of Common Stock were issued to debenture holders in lieu of cash payments of interest on the debentures. These transactions were made in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6 - SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with the financial statements and the notes thereto included elsewhere herein.

                                                                Years Ended December 31,
                                                ------------------------------------------------------
                                                    1996       1995        1994       1993        1992
------------------------------------------------------------------------------------------------------
                                                          (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net revenues:
   Product revenues ....................        $  2,463    $ 2,171    $  7,780    $ 2,662     $ 4,559
   Funded research and other revenues ..             598      4,725       2,540      2,048       1,390
                                                ------------------------------------------------------
      Total revenues ...................        $  3,061    $ 6,896    $ 10,320    $ 4,710     $ 5,949
   Operating loss ......................          (7,010)    (3,529)     (1,308)    (9,820)     (6,506)
   Net loss ............................          (7,826)    (3,269)     (1,065)    (9,240)     (5,696)
   Net loss per share ..................        $   (.77)   $  (.34)   $   (.12)   $ (1.01)    $  (.65)
   Shares used in computing net loss per
      share ............................          10,228      9,649       9,225      9,192       8,712


                                                               December 31,
                                      -----------------------------------------------------------
                                          1996        1995         1994         1993         1992
-------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Cash, cash equivalents and
     short-term investments ..        $  4,692    $  6,254     $  7,773     $  6,821     $ 13,646
Working capital ..............           4,656       5,944        7,816        7,990       15,276
Total assets .................           8,841      10,383       13,308       13,304       22,322
Convertible Debentures........           2,135          --           --           --           --
Accumulated deficit ..........         (36,308)    (28,482)     (25,213)     (24,148)     (14,908)
Total stockholders' equity (1)           5,030       9,018       11,345       12,232       21,202

------------------------------



(1) Since its inception the Company has not declared any cash dividends.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and in the sections "Business" and "Risk Factors."

OVERVIEW

         ChemTrak began marketing the AccuMeter(R) Cholesterol Self-Test through United States consumer catalogs in January 1994. In January 1994, the Company signed a license and supply agreement with Direct Access Diagnostics ("DAD") to market the Company's Total Cholesterol Test to over-the-counter retail outlets in the United States, Canada, Mexico and Puerto Rico. In June 1994, DAD began shipping the AccuMeter(R) Total Cholesterol Test to United States pharmacies under the Johnson & Johnson Advanced Care(TM) Cholesterol Test brand name. In December 1995 the Company concluded its relationship with DAD and regained the North American retail marketing rights for its Total Cholesterol Test and received a one-time payment of $3.6 million from DAD. The fiscal year 1996 completed the first full year in which the Company directly marketed and distributed its cholesterol product in the United States.

         The Company received, in July 1996, clearance from the FDA to market its H. pylori test for use in the physician office laboratory. The first shipment to Astra Merck, as part of the 1995 agreement, is expected to be delivered in April 1997.

         In 1995, the Company filed, with the FDA, its pre-market approval application ("PMA") for the Company's AWARE(R) home HIV test service. The Company acquired technology from Coonan Clinical Labs for a home HIV test service. The Company expects that the AWARE(R) home HIV test service will add to the Company's strategy to be a leader in the over-the-counter testing market.

         As of December 31, 1996, ChemTrak had an accumulated deficit of approximately $36,308,000. The ability of the Company to achieve profitability is highly dependent upon numerous factors including, but not limited to, the Company's ability to directly market and distribute its cholesterol product in the United States, successful completion of the Company's regulatory approval process to market in the United States products under development, principally its AWARE(R) home HIV test service, and the Company's ability to provide product in sufficient, cost effective quantities. Due to the uncertainty of these factors, it is difficult to reliably predict when such profitability may occur, if at all. Until such time as it achieves profitability, the Company is likely to require additional capital to finance it operations.

         The development and marketing of consumer medical devices is capital intensive. The Company has funded its operations to date through product sales and public and private equity and debt financings. The Company will require substantial additional funding in order to complete the development and marketing activities in which it is currently engaging, and to launch these products in the consumer marketplace. The Company intends to seek additional funding through collaborative agreements with corporate partners or through additional equity or debt financings. There can be assurance that the Company will be able to enter into such arrangements on acceptable terms, or at all.

         The Company has historically experienced significant fluctuations in its operating results and anticipates that these fluctuations may continue. The market price of the shares of the Company's common stock, like that of other emerging medical technology companies, has been highly volatile. Various factors including, but not limited to, fluctuations in the Company's operating results, technical and regulatory developments, and general market and economic factors, may have a significant effect on the market price of the Company's common stock.

         In March 1997, the Company has determined that its previously reported operating results and balance sheet data for the three-month periods ended June 30, 1996 and September 30, 1996 require adjustment. Revisions to these quarters have been made to reflect recent SEC guidance relating to debt that is convertible to equity at a discount to market. As a result of the SEC's recent position, the Company is adjusting it quarterly reports subsequent to the completion of its May 1996 private placement of $5,000,000 of convertible debentures that are convertible into common stock at the lower of 100% of the common stock price at the time of closing or 82.5% of the common stock price at certain defined conversion dates. The Company is adjusting its quarterly and annual results of operations to reflect deemed non-cash interest expense of $875,000 ($656,250 and $218,750 in the quarters ended June 30, 1996 and
September 30, 1996, respectively).

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NET REVENUES

         Net revenues were $3,061,000 in 1996, consisting of $2,463,000 from product sales and $598,000 from funded research and other revenue, compared with net revenues of $6,896,000 in 1995, consisting of $2,171,000 from product sales and $4,725,000 from funded research and other revenue. The decrease in net revenues in 1996 from 1995 was due to a reduction in funded research and other revenue as a result of the 1995 one time cancellation payment from DAD of $3,600,000.

         Net revenues for 1994 were $10,320,000, consisting of $7,780,000 from product sales and $2,540,000 from funded research and other revenue. The decrease in net revenues in 1995 compared with 1994 was primarily due to reduced product unit sales consisting of shipments of the Total Cholesterol Test to DAD for sale in the U.S. over-the-counter retail market.

         In December 1995, ChemTrak concluded its agreement with DAD and ChemTrak regained the exclusive North American retail marketing rights for its home cholesterol test. Under the terms of the agreement, ChemTrak received a one-time payment of $3,600,000 and also regained the marketing rights to its test for the High Density Lipoprotein (HDL) or "good cholesterol" which had been cleared for professional use by the FDA. DAD ceased shipments in December 1995 and ChemTrak resumed shipment of its CholesTrak(TM) test to the same drug chains, mass merchandisers and wholesalers in January 1996.

Cost of Product Sales

         In 1996, the cost of product sales was $3,201,000 compared with $3,191,000 in 1995 and $5,441,000 in 1994. The increase in the cost of product sales in 1996 compared with 1995 was principally due to an increase in production resulting from higher levels of product shipments. As a result of low product sales in 1996 and 1995, the cost of product sales in those years exceeded product sales due to fixed costs associated with the Company's production facilities and equipment. The larger cost of product sales in 1994 compared to 1995 and 1996 was due primarily to significantly higher production as a result of the launch of the Total Cholesterol Test in the United States by DAD.

Research and Development

         The Company incurred research and development expenses of $2,439,000 in 1996 and $4,293,000 in 1995, compared to $2,299,000 in 1994. The decrease in research and development expenses in 1996 compared with 1995 was primarily due to costs associated with the acquisition of Coonan Clinical Laboratories, Inc. The Company recorded a $1,500,000 charge in 1995 for in-process research and development effort associated with CCL's technology.

Marketing, General and Administrative

         Marketing, general and administrative expenses increased to $4,431,000 in 1996, from $2,941,000 in 1995 and $3,888,000 in 1994. The increases in 1996 were primarily due to increased marketing activities to support the Company's efforts to support its products on a direct to wholesaler basis. The decreases in 1995 compared with 1994 were primarily the result of decreased personnel costs.

Interest Expense

         Interest expense in 1996 is the result of the Company's issuance of convertible debentures that allow holders to convert their debentures into common stock at a 17.5% discount to the then fair market value of the Company's common stock. The Company has accounted for this non-cash charge in accordance with recent SEC guidance.

Interest Income

         Interest income was $59,000 in 1996 compared to $260,000 in 1995 and $243,000 in 1994. The decrease in 1996 compared to 1995 and 1994 was primarily due to lower effective interest rates and lower cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         From August 1985 through January 1992 ChemTrak was financed through private placements of equity securities. In February 1992, the Company completed an initial public offering of Common Stock, raising net proceeds of approximately $23,536,000. In 1996, approximately $4.7 million in net proceeds was obtained from the sale of convertible debentures.

         As of December 31, 1996, including the receipt of approximately $4.7 million of proceeds from the debenture sales, the Company had cash, cash equivalents and short-term investments of $4,692,000. During 1996, the Company had a net decrease of $6.1 million of cash and cash equivalents associated with its operations primarily as a result of the Company's operating loss during 1996.

         The development and marketing of medical devices is capital intensive. The Company currently has funded its operations to date through product sales and public and private equity and debt financings. The Company will require substantial additional funding in fiscal 1997 in order to complete development and marketing activities in which its is currently engaging and to launch these products in the consumer marketplace. The Company intends to seek additional funding through collaborative agreements with corporate partners or through additional equity or debt financing.

         The Company believes that its existing capital resources, together with internally generated funds and funded research, will need to be augmented by funds received through collaboration agreements or equity or debt financing to meet its current budgeted operating needs as well as requirements for property, plant and equipment until at least the end of 1997 (see "Risk Factors: Future Capital Needs; Uncertainty of Additional Funding"). If such funding cannot be obtained, the Company will implement cost cutting measures to ensure the continuity of operations through at least the end of 1997. The Company's success is dependent on its ability to achieve profitable operations, reduce discretionary operating expenses and to obtain additional funds to support its operations. There can be no assurance that the Company will achieve profitable operations or successfully reduce discretionary expenses by a sufficient amount on a timely basis or that additional funds will be available when and as required by the Company on acceptable terms or at all.

         The Company does not believe that inflation has had a material impact on its business.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's Financial Statements and notes thereto appear on pages F-1 to F-16 of this Form 10-K Annual Report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS.

         The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's Definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 1997 Annual Meeting of Stockholders (the "Proxy Statement").

         The required information concerning Executive Officers of the Company is contained in Item 1, Part I of this Report.

ITEM 11 - EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" contained in the Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference from the information under the caption "Certain Transactions" contained in the Proxy Statement.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a)  (1)   Index to Financial Statements.

                 The Financial Statements required by this item are submitted in a separate section beginning on page F-1 of this report.

                                                                          Page

                 Report of Ernst & Young LLP                              F-1
                 Balance Sheets at December 31, 1996 and 1995             F-2
                 Statements of Operations --
                    Years ended December 31, 1996, 1995 and 1994          F-3
                 Statements of Stockholders' Equity --
                    Years ended December 31, 1996, 1995 and 1994          F-4
                 Statements of Cash Flows --
                    Years ended December 31, 1996, 1995 and 1994          F-5
                 Notes to Financial Statements                            F-6

           (2) All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

           (3)   Exhibits --

      Number

      2.1 Agreement and Plan of Reorganization among the Registrant, ChemTrak Acquisition Subsidiary, Inc., Coonan Clinical Laboratories, Inc. and Stephen J. Coonan, dated December 21, 1994, as amended January 20, 1995. (6)

      3.1        Amended and Restated Certificate of Incorporation of the
                 Registrant. (1)

      3.2        Bylaws of the Registrant. (1)

      4.1        Reference is made to Exhibits 3.1 and 3.2.

      10.1 Form of Indemnification Agreement entered into between the Registrant and its directors and officers, with related schedule. (1)

      10.2+      1988 Stock Option Plan, as amended. (2)

10.3+      Form of Incentive Stock Option under the Option Plan, as amended. (1)

10.4+      Form of Non-Qualified Stock Option under the Option Plan, as amended.
           (1)

10.5       Form of Notice of Exercise under the Option Plan, as amended. (1)

10.6 Investor Rights Agreement between the Registrant and the Series A Purchasers, the Series C Purchasers, the Series D Purchasers, Interhealth, and two of the Registrant's founders, dated June 4, 1991. (1)

10.10* Distribution Agreement between the Registrant and A. Menarini SRL, dated as of July 1991. (1)

10.11* Letter from the Registrant to The Boots Company PLC, dated December 5, 1991, and letter from The Boots Company PLC to the Company, dated October 24, 1991. (1)

10.15 Lease Agreement between the Registrant and PM-DE, dated as of January 23, 1992. (1) (7)

10.16+     1991 Employee Stock Purchase Plan. (1)

10.17+     1992 Non-Employee Directors' Stock Option Plan ("Directors' Plan").
           (3)

10.18+     Form of Non-Statutory Option under the Directors' Plan. (3)

10.24*     Agreement between the Registrant and Miles Inc., dated April 22,
           1993. (4)

10.31      1993 Equity Incentive Plan. (5)

10.35* Distribution and Supply Agreement, dated as of March 1, 1995 between the Registrant and Astra Merck Inc. (8)

      10.36** Distribution Agreement between ChemTrak and Helena Laboratories (Canada) Ltd. dated April 25, 1996 (the "Helena Agreement").

      10.37** Agreement between ChemTrak and Organon Teknike B.V., dated December 1, 1996 (the "Teknika Agreement").

      10.38** Development and Distribution Agreement between ChemTrak and Selfcare, Inc., dated December 31, 1996 (the "Selfcare Agreement").

      23.1       Consent of Ernst & Young LLP, Independent Auditors.

      25.1       Power of Attorney. Reference is made to page 24. (3)

      27.1       Financial Data Schedule


---------------
      *          Confidential treatment granted for portions of this document.

      ** Confidential treatment has been requested for portions of this document.

      +          Compensatory Plan.

      (1) Incorporated by reference to the indicated exhibit in the Registrant's Registration Statement on Form S-1 (File No. 33-44673), as amended.

      (2) Incorporated by reference to the indicated exhibit in the Registrant's Registration Statement on Form S-8 (File No. 33-55326).

      (3) Incorporated by reference to the indicated exhibit in the Registrant's Registration Statement on Form S-8 (File No. 33-55324).

      (4) Incorporated by reference to the indicated exhibit in the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.

      (5) Incorporated by reference to the indicated exhibit in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

      (6) Incorporated by reference to the indicated exhibit in the Registrant's Registration Statement on Form S-3 (File No. 33-90324).

      (7) Lease assigned to MP Arques, Inc. as part of the purchase of the property from PM-DE.

      (8) Incorporated by reference to the indicated exhibit in the Registrant's Registration Statement on Form 10-K for the fiscal year ended December 31, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 1997.

                                            CHEMTRAK INCORPORATED


                                            By: /s/  Prithipal Singh, Ph.D.
                                                -------------------------------
                                                     Prithipal Singh, Ph.D.
                                                     Chairman of the Board


                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Prithipal Singh, Ph.D. his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                                     Title                            Date
----------------------------------                ----------------------              --------------


/s/  Prithipal Singh, Ph.D.                       Chairman of the Board               March 31, 1997
----------------------------------
     Prithipal Singh, Ph.D.

   /s/  Edward F. Covell                   President, Chief Executive Officer         March 31, 1997
----------------------------------            and Chief Accounting Officer
        Edward F. Covell                   (Principal executive officer and
                                       principal financial and accounting officer)


    /s/  Malcolm Jozoff                                  Director                     March 31, 1997
----------------------------------
         Malcolm Jozoff


    /s/  Robert P. Kiley                                 Director                     March 31, 1997
----------------------------------
         Robert P. Kiley


    /s/  David Rubinfien                                 Director                     March 31, 1997
----------------------------------
         David Rubinfien


    /s/  Gordon Russell                                  Director                     March 31, 1997
----------------------------------
         Gordon Russell

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Stockholders
ChemTrak Incorporated

We have audited the accompanying balance sheets of ChemTrak Incorporated as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ChemTrak Incorporated at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                         ERNST & YOUNG LLP



Palo Alto, California
January 17, 1997

                             CHEMTRAK INCORPORATED

                                 BALANCE SHEETS
                                    ASSETS

                                                          December 31,
                                                  ----------------------------
                                                       1996           1995
                                                  ------------    ------------

Current assets:
  Cash and cash equivalents                       $  4,125,000    $  4,251,000
  Short-term investments                               567,000       2,003,000
  Accounts receivable, net of allowance for
    doubtful accounts of $44,000 in 1996 and
    $49,000 in 1995                                    485,000         136,000
  Inventories                                          540,000         434,000
  Prepaid expenses and other current assets            320,000         245,000
                                                  ------------    ------------
    Total current assets                             6,037,000       7,069,000
  Property and equipment, net                        2,738,000       3,248,000
  Other assets                                          66,000          66,000
                                                  ------------    ------------
Total assets                                      $  8,841,000    $ 10,383,000
                                                  ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $    289,000    $    632,000
  Accrued payroll and benefits                         199,000         121,000
  Other accrued liabilities                            788,000         258,000
  Accrued royalties                                    105,000         114,000
                                                  ------------    ------------
    Total current liabilities                        1,381,000       1,125,000

Accrued rent                                           295,000         240,000

Convertible debentures                               2,135,000              --

Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value:
    5,000,000 authorized; none issued
    and outstanding                                         --              --
  Common stock, $.001 par value; 40,000,000
    shares authorized, 11,707,051 and 9,724,343
    shares issued and outstanding in 1996 and
    1995, respectively                                  12,000          10,000
  Additional paid-in capital                        41,375,000      37,528,000
  Deferred compensation                                (49,000)        (38,000)
  Accumulated deficit                              (36,308,000)    (28,482,000)
                                                  ------------    ------------
    Total stockholders' equity                       5,030,000       9,018,000
                                                  ------------    ------------
Total liabilities and stockholders' equity        $  8,841,000    $ 10,383,000
                                                  ============    ============


                            See accompanying notes.

                             CHEMTRAK INCORPORATED

                            STATEMENTS OF OPERATIONS

                                                Years Ended December 31,
                                       ----------------------------------------
                                           1996          1995          1994
                                       -----------   -----------    -----------
Net revenues:
  Product sales                        $ 2,463,000   $ 2,171,000    $ 7,780,000
  Funded research and other revenues       598,000     4,725,000      2,540,000
                                       -----------   -----------    -----------
    Total net revenues                   3,061,000     6,896,000     10,320,000
                                       -----------   -----------    -----------

Cost and expenses:
  Cost of product sales                  3,201,000     3,191,000      5,441,000
  Research and development               2,439,000     4,293,000      2,299,000
  Marketing, general and administrative  4,431,000     2,941,000      3,888,000
                                       -----------   -----------    -----------
    Total costs and expenses            10,071,000    10,425,000     11,628,000
                                       -----------   -----------    -----------

Operating loss                          (7,010,000)   (3,529,000)    (1,308,000)
Interest income, net                        59,000       260,000        243,000
Interest expense                          (875,000)           --             --
                                       -----------   -----------    -----------
Net loss                               $(7,826,000)  $(3,269,000)   $(1,065,000)
                                       ===========   ===========    ===========
Net loss per share                     $     (0.77)  $     (0.34)   $     (0.12)
                                       ===========   ===========    ===========
Shares used in calculating
  per share amounts                     10,228,000     9,649,331      9,225,267
                                       ===========   ===========    ===========


                            See accompanying notes.

                             CHEMTRAK INCORPORATED

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     COMMON STOCK       ADDITIONAL                                  TOTAL
                                                --------------------     PAID-IN      DEFERRED    ACCUMULATED   SHAREHOLDERS'
                                                  SHARES     AMOUNT      CAPITAL    COMPENSATION    DEFICIT        EQUITY
                                                ----------   -------   -----------  ------------  ------------   -----------
Balance at January 1, 1994..................     9,210,809     9,000    36,471,000    (100,000)    (24,148,000)   12,232,000
  Shares issued upon exercise of stock
    purchase plan and stock options.........        31,259                 128,000                                   128,000
  Amortization of deferred compensation.....                                            50,000                        50,000
  Net loss..................................                                                        (1,065,000)   (1,065,000)
                                                 ----------   -------   -----------   ---------    ------------   -----------
Balance at December 31, 1994................     9,242,068     9,000    36,599,000     (50,000)    (25,213,000)   11,345,000

  Shares issued in conjunction with the
    acquisition of CCL......................       449,986     1,000       900,000                                   901,000
  Shares issued upon exercise of stock
    purchase plan and stock options.........        32,289                  63,000                                    63,000
  Amortization of deferred compensation and
    net issuances/cancellations of certain
    stock options...........................                               (34,000)     12,000                       (22,000)
  Net loss..................................                                                        (3,269,000)   (3,269,000)
                                                ----------   -------   -----------   ---------    ------------   -----------
Balance at December 31, 1995................     9,724,343    10,000    37,528,000     (38,000)    (28,482,000)    9,018,000

  Shares issued upon conversion of
    convertible debentures .................     1,880,718     2,000     3,145,000                                 3,147,000
  Additional paid in capital
    related to discount conversion
    feature on convertible debentures.......            --        --       539,000          --              --       539,000
  Shares issued upon exercise of stock
    purchase plan and stock options.........       101,990                 148,000                                   148,000
  Amortization of deferred compensation
    and net issuances/cancellations of
    certain stock options...................                                15,000     (11,000)                        4,000
  Net loss                                                                                          (7,826,000)   (7,857,000)
                                                ----------   -------   -----------   ---------    ------------   -----------
Balance at December 31, 1996................    11,707,051   $12,000   $41,375,000    $(49,000)   $(36,308,000)   $5,030,000
                                                ==========   =======   ===========   =========    ============   ===========


                            See accompanying notes.

                             CHEMTRAK INCORPORATED

                            STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                                         YEARS ENDED DECEMBER 31,
                                                                -------------------------------------------
                                                                   1996            1995             1994
                                                                -----------     -----------     -----------
Operating activities:
  Net loss ..............................................       $(7,826,000)    $(3,269,000)    $(1,065,000)
  Adjustments to reconcile net loss to net cash and
    cash equivalents used in operating activities:
      Interest expense and financing charges on
        Debentures.......................................         1,121,000              --              --
      Depreciation and amortization......................           832,000       1,055,000         817,000
      Loss on disposal of fixed assets...................                --         137,000              --
      Accrued rent.......................................            55,000          54,000          78,000
      Stock option compensation and other................             4,000         (22,000)         50,000
      Purchase of in-process research and development
        for common stock.................................                --         901,000              --
  Changes in operating assets and liabilities:
      Accounts receivable................................          (349,000)        462,000        (316,000)
      Inventories........................................          (106,000)        554,000         666,000
      Prepaid expenses and other current assets..........           (75,000)        (11,000)        (37,000)
      Other assets.......................................                --              --          (9,000)
      Accounts payable...................................          (343,000)       (186,000)        479,000
      Accrued payroll and benefits.......................            78,000        (399,000)        210,000
      Other accrued liabilities..........................           521,000         (67,000)        224,000
      Deferred revenue...................................                --              --        (100,000)
                                                                -----------     -----------     -----------
        Net cash and cash equivalents provided
        by (used in) operating activities................        (6,088,000)       (791,000)        997,000
                                                                -----------     -----------     -----------
  Investing activities:
      Purchase of available for sale securities..........                --        (506,000)     (1,486,000)
      Proceeds from available for sale securities........         1,436,000       3,996,000       1,651,000
      Acquisition of property and equipment, net.........          (322,000)       (791,000)       (173,000)
                                                                -----------     -----------     -----------
        Net cash and cash equivalents provided
        by (used in) investing activities................         1,114,000       2,699,000          (8,000)
                                                                -----------     -----------     -----------
  Financing activities:
      Proceeds from issuance of common stock, net........           148,000          63,000         128,000
      Proceeds from sale of convertible debentures, net..         4,700,000              --              --
                                                                -----------     -----------     -----------
                                                                  4,848,000          63,000         128,000
                                                                -----------     -----------     -----------

  Net increase (decrease) in cash and cash equivalents...          (126,000)      1,971,000       1,117,000
  Cash and cash equivalents at beginning of period.......         4,251,000       2,280,000       1,163,000
                                                                -----------     -----------     -----------
  Cash and cash equivalents at end of period.............       $ 4,125,000     $ 4,251,000     $ 2,280,000
                                                                ===========     ===========     ===========
  Supplemental disclose of non-cash financing
      activities:

  Conversion of convertible debentures and accrued
      interest to common stock...........................       $ 3,686,000     $        --     $        --
                                                                ===========     ===========     ===========

                            See accompanying notes.

                              CHEMTRAK INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1996


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

        ChemTrak operates in one industry segment and is engaged in the development, manufacturing and marketing of easy-to-use diagnostic tests for the worldwide point-of-care markets.

        The Company has funded its operations to date through product sales and public and private equity and debt financings. The Company will require substantial additional funding during 1997 in order to meet its current budgeted operating needs and to complete the development and marketing activities in which it is currently engaging, and to launch these products in the consumer marketplace. The Company intends to seek additional funding through collaborative agreements with corporate partners or through additional equity or debt financings. If the Company is not able to enter into such arrangements management believes that certain discretionary spending cuts can be implemented to ensure the continuity of operations through at least the end of 1997. There can be no assurance that the Company will be able to enter into such arrangements on acceptable terms, or at all or will be able to successfully reduce discretionary spending by a sufficient amount on a timely basis.

REVENUES

        Product revenues are generally recognized at the time of shipment to customers or distributors. License revenues are recorded when earned. Funded research and other revenues are recorded upon the completion of specific milestones or when associated performance obligations are complete.

CASH AND CASH EQUIVALENTS

        Cash equivalents are highly liquid investments consisting primarily of investment grade commercial paper placed with high-quality financial institutions with original maturities of less than 90 days at the date of acquisition and insignificant interest rate risks.

SHORT-TERM INVESTMENTS

        The Company invests cash in excess of current operating requirements primarily in highly rated investments. Such investments have maturities of more than 90 days and yield interest at prevailing interest rates at the time of acquisition. The Company has classified its entire investment portfolio including cash equivalents as available-for-sale. Although the Company may not dispose of all of the securities in its investment portfolio within one year, the Company's investment portfolio is available for current operations and, therefore, has been classified as a current asset. Investments in the available-for-sale category are carried at fair value. At December 31, 1996 and 1995, short-term investments consisted of U.S. government and agency securities of $567,000 and $2,003,000, respectively.


        The Company adopted Statement of Financial Accounting Standards
No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities" for investments held as of or acquired after January 1, 1994. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle.

                              CHEMTRAK INCORPORATED

                                December 31, 1996


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SHORT-TERM INVESTMENTS (CONTINUED)

        Gross unrealized gains and losses and net realized gains and losses were not significant at December 31, 1996 or 1995. The cost basis of investments is adjusted for amortization of premiums and discounts to maturity, which is included in interest income. The cost of securities sold is based on the specific identification method.

        The maturities of the Company's short-term investments at December 31, 1996 and 1995 are shown as follows:

                                                    1996              1995
                                                 ----------        ----------
         Due in 1 year or less                   $  567,000        $1,498,000
         Due after 1 year through 3 years                --           505,000
                                                 ----------        ----------
         Total debt securities                   $  567,000        $2,003,000
                                                 ==========        ==========

INVENTORIES

        Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market.

DEPRECIATION AND AMORTIZATION

        Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets (principally five years). Effective January 1, 1994, the Company changed the amortization period for leasehold improvements from five years or life of the lease, whichever is shorter, to 10 years or life of the lease, whichever is shorter. The impact of the change in estimated useful lives for leasehold improvements results in decreased annual amortization of $324,000 for periods ending in mid-1998.

NET LOSS PER SHARE

        Net loss per share is based on the weighted average number of shares of common stock outstanding. Stock options and warrants are not included in the computation since their inclusion would be antidilutive.

STOCK BASED COMPENSATION

        The Company grants stock options for a fixed number of shares to employees. In most cases the exercise price is equal to the fair value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally recognizes no compensation expense for the stock option grants.

                              CHEMTRAK INCORPORATED

                                December 31, 1996

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

        The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  ACQUISITION OF IN-PROCESS RESEARCH AND DEVELOPMENT

        On February 3, 1995, the Company completed the acquisition of Coonan Clinical Laboratories, Inc. ("CCL") through a merger of CCL into a wholly owned subsidiary of ChemTrak, which was later dissolved by ChemTrak, in which all of the outstanding shares of capital stock of CCL were exchanged for 449,986 newly issued shares of ChemTrak common stock plus $400,000 in cash. The Company recorded a $1,500,000 charge in 1995 for in-process research and development which is included in research and development in the Company's statement of operations. CCL's technology was comprised of efforts associated with a future filing with the FDA for a home HIV test. CCL was a development stage company with insignificant net assets and operations which consisted of approximately $100,000 of research and development expense incurred during 1994 and until the time of the acquisition.

3.  INVENTORIES

        Inventories consist of the following:

                                                    December 31,
                                            ---------------------------
                                              1996               1995
                                            --------           --------
         Raw materials                      $289,000           $145,000
         Work-in-process                      63,000             41,000
         Finished goods                      188,000            248,000
                                            --------           --------
                                            $540,000           $434,000
                                            ========           ========

                              CHEMTRAK INCORPORATED

                                December 31, 1996

4.  CUSTOMER INFORMATION

        The Company has entered into distribution arrangements with certain corporate partners. The Company granted certain corporate partners exclusive distribution rights for select markets, including through December 15, 1995, the U.S. consumer retail market for the Company's cholesterol products. The Company has agreed to supply the corporate partners with their product requirements at contracted selling prices. Under two such agreements the Company has received funded research payments.

        The Company had an arrangement with Direct Access Diagnostics, a division of Johnson & Johnson, for distribution of the Total Cholesterol Test in the domestic over-the-counter market in 1994 and most of 1995. This arrangement was terminated in December of 1995 and the Company received a final payment of $3.6 million from Direct Access Diagnostics which is included in funded research and other revenues in the statements of operations. Net sales to Direct Access Diagnostics represented 71% and 77% of total net sales for the years ended December 31, 1995 and 1994, respectively. With this agreement terminated, the Company has directly entered the U.S. retail market and relaunched its Total Cholesterol Test under the trade name CholesTrak(TM).

        Total export sales, primarily to European customers, were approximately $360,000, $417,000 and $1,850,000 in 1996, 1995 and 1994 respectively.

        The Company performs ongoing credit evaluations of its customers and in some cases requires letters of credit for its export sales. Generally, no collateral is required and credit losses have historically been within managements' expectations. The Company recorded bad debt provisions of $4,000 in 1996, zero in 1995 and $63,000 in 1994.

                              CHEMTRAK INCORPORATED

                                December 31, 1996


5.  PROPERTY AND EQUIPMENT

Property and equipment balances are stated at cost and comprise the following:

                                                                        December 31,
                                                               -------------------------------
                                                                   1996                1995
                                                               -----------         -----------
         Machinery and equipment                               $ 3,830,000         $ 3,826,000
         Furniture and fixtures                                    173,000             170,000
         Leasehold improvements                                  2,798,000           2,799,000
         Construction-in-progress                                  946,000             629,000
                                                               -----------         -----------
                                                                 7,747,000           7,424,000

         Less accumulated depreciation and amortization         (5,009,000)         (4,176,000)
                                                               -----------         -----------
                                                               $ 2,738,000         $ 3,248,000
                                                               ===========         ===========

6.  COMMITMENTS AND CONTINGENCIES

LICENSES

        The Company has entered into license agreements that allow the Company to use certain technologies in its products. The agreements require the Company to pay royalties based upon sales of the subject products with aggregate royalties ranging from 5.5% to 6.0% of sales of the subject products. The agreements expire upon the expiration of the related patents and are cancelable by the Company upon six to twelve months written notice.

LITIGATION

        The Company is a party to various legal actions (including patent claims) that have occurred in the normal course of business. In the opinion of management, the outcomes of these actions will not have a material effect on the financial position, cash flows or results of operations of the Company.

                              CHEMTRAK INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1996


6.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEASES

        The Company leases facilities and equipment under noncancelable lease agreements. The Company's facility lease expires in June 2002. Future minimum lease payments at December 31, 1996, were as follows:

                                                Operating Lease
                                              -------------------
         1997                                     $  650,000
         1998                                        683,000
         1999                                        683,000
         2000                                        789,000
         2001                                        789,000
         Thereafter                                  394,000
                                                  ----------
         Total minimum lease payments             $3,988,000
                                                  ==========

   In August 1996, the Company subleased a portion of its facilities to a third party through September 1997. Sublease rental income was $64,000 for the year ended December 31, 1996. Aggregate future minimum rentals to be received under the noncancelable sublease total approximately $128,000 at December 31, 1996. Rent expense was approximately $667,000, in each 1996 and 1995 and $634,000 for the year ended December 31, 1994.

                              CHEMTRAK INCORPORATED

                                December 31, 1996


7.  CONVERTIBLE DEBENTURES

        In May 1996, the Company issued $5,000,000 of convertible debentures resulting in net proceeds to the company of $4,700,000 after deducting selling commissions. The debentures, which are due in May 1998, are convertible into Common Stock at the lower of 110% of the average closing prices during the ten-day trading period ending with the initial debenture funding date, or 82.5 percent of the similarly-defined average ten-day market price ending with the conversion date. The Company has the option to convert the amount of periodic interest due on the convertible debentures, computed at the rate of 7.5% per annum, into common stock of the Company in lieu of cash payments. Through December 31, 1996, all interest obligations on the debentures have been settled by the issuance of common stock.


        As of December 31, 1996, total principal of $3,082,000 had been converted into approximately 1,800,000 shares of common stock and approximately 100,000 shares were issued to settle interest obligations. As part of its compensation for the sale of the convertible debentures, the placement agent received $300,000 and a warrant to purchase 83,500 shares of the Company's common stock at $5.00 per share. The Company attributed a value of $67,000 to the Warrant which has been recorded as additional interest paid in capital.


        The Company has determined that its previously reported operating results and balance sheet data for the three-month periods ended June 30, 1996 and September 30, 1996 require adjustment. Revisions to these quarters have been made to reflect recent Securities and Exchange guidance relating to debt that is convertible to equity at a discount to market. The accompanying financial statements reflect deemed non-cash interest expense of $875,000 ($656,250 and $218,750 in the quarters ended June 30, 1996 and September 30, 1996, respectively).

                              CHEMTRAK INCORPORATED

                                December 31, 1996


8.  STOCKHOLDERS' EQUITY

STOCK OPTIONS

        The 1988 Stock Plan authorizes the Board of Directors to grant options for the purchase of the Company's common stock to directors, officers, employees and consultants. The Company has authorized 983,333 shares of common stock for grant under the plan. Options are generally granted at an exercise price of no less than the fair market value per share on the date of grant. The options generally become exercisable over a three-year period and have a maximum term of ten years from date of grant.

        In 1992, the Board of Directors, with the approval of the Shareholders of ChemTrak Incorporated, adopted the 1992 Non-Employee Directors' Stock Option Plan authorizing 50,000 shares of common stock for grant on a formula basis to members of the Board of Directors. Options are granted at an exercise price that is no less than the fair market value per share on the date of grant. The options are exercisable ratably over a four-year period.

        The 1993 Equity Incentive Plan approved 450,000 shares of common stock for options, generally to be granted at no less than the fair market value per share on the date of grant. The options will generally become exercisable over a three year period commencing one year from the grant date and may remain outstanding for a ten year period. The Company may also grant stock bonuses and stock appreciation rights under the plan.

        The options outstanding, as well as the options granted, exercised and canceled, are summarized for each of the above plans in the table below. In addition, the weighted average prices for options outstanding each year and the option prices for shares granted, exercised and cancelled are shown.


                                                    Shares
                                                   Available              Number of            Weighted Avg.
                                                   for Grant                Shares             Exercise Price
                                                   ----------             ---------            --------------
Balance December 31, 1993                            514,873               763,231                 $4.70
     Granted                                        (263,500)              263,500                 $5.07
     Exercised                                            --                (9,992)                $2.20
     Canceled                                         25,250               (25,250)                $4.36
                                                   -----------------------------------------------------
Options at December 31, 1994                         276,623               978,989                 $4.84

     Granted                                        (821,600)              821,600                 $1.83
     Exercised                                            --                (2,888)                $2.08
     Canceled                                        750,088              (750,088)                $4.52
                                                   -----------------------------------------------------
Options at December 31, 1995                         205,111             1,047,613                 $2.71

     Granted                                        (450,941)              450,941                 $2.99
     Exercised                                            --               (69,287)                $1.35
     Canceled                                        297,226              (297,226)                $2.95
                                                   -----------------------------------------------------
Options at December 31, 1996                          51,396             1,132,041                 $2.84
                                                   =====================================================

                              CHEMTRAK INCORPORATED

                                December 31, 1996


8.  STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)


        The range of exercise prices for options outstanding at December 31, 1996 was $0.75 to $9.75. The range of exercise prices for options is wide due primarily to fluctuations in the price of the Company's stock over the period of grants.

        The following table summarizes information about stock options outstanding at December 31, 1996:


                                          Weighted
                                           Average         Weighted
                        Number            Remaining         Average
   Range of          Outstanding at    Contractual Life    Exercise        Number          Weighted
Exercise Prices         12/31/96            (Yrs)            Price       Exercisable        Average
---------------      --------------    ----------------    --------      -----------       --------
$0.75 - $2.125          521,325             8.77             $1.47         301,485           $1.38
$2.25 - $4.75           564,716             7.82             $3.81         272,132           $3.83
$5.00 - $9.75            46,000             6.68             $6.69          25,713           $8.82
                      ---------                              -----         -------           -----
                      1,132,041                              $2.84         599,330           $2.81


STOCK-BASED COMPENSATION

        As permitted under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FASB 123), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

        Pro forma information regarding net income and earnings per share is required by FASB 123 for awards granted after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under the fair value method of FASB 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                              CHEMTRAK INCORPORATED

                                December 31, 1996


8.  STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)


                                    Options                 ESPP
                                ----------------        --------------
                                1996        1995        1996      1995
Expected life (years)            5.0         5.0         0.5       0.5
Risk-free interest rate          6.5%        6.6%        5.6%      6.0%
Expected volatility              0.85        0.85        0.85      0.85

        For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period (for options) and the six-month purchase period (for stock purchases under the ESPP). The Company's pro forma information follows:

Net loss                        As reported     $7,826,000       $3,269,000
                                Pro forma        8,053,000        3,471,000
Primary loss per share          As reported         $(0.77)          $(0.34)
                                Pro forma            (0.79)           (0.36)

        Because FASB 123 is applicable only to awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until approximately 1999.

        The weighted-average fair value of options whose exercise price equals the market price on the date of grant was $2.04 and $1.10 per share during 1996 and 1995, respectively. The weighted-average fair value of options whose exercise price is less than the market price on the grant date was $3.40 and $1.90 per share during 1996 and 1995, respectively.


EMPLOYEE STOCK PURCHASE PLAN

        In December 1991, the Company adopted the 1991 Employee Stock Purchase Plan (the "Purchase Plan") and 200,000 shares of common stock were reserved for issuance under the Purchase Plan. The Purchase Plan is intended to qualify under
Section 423 of the Internal Revenue Code of 1986, as amended (the "Code").

                              CHEMTRAK INCORPORATED

                                December 31, 1996


8.  STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

        The Purchase Plan is administered by the Board of Directors or a committee appointed by the Board of Directors. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions not to exceed 15% of an employee's compensation and at a price equal to 85% of the lower of the fair market value of the common stock as of the first day or as of the last day of each six-month offering period. Under the Purchase Plan, 32,703, 29,401, and 21,399 shares were issued in 1996, 1995 and 1994, respectively.


DEFERRED COMPENSATION

        For certain options granted, the Company recognizes as compensation for accounting purposes, the excess of the deemed value of the common stock issuable upon exercise of such options over the aggregate exercise price of these options. The deferred compensation is being amortized ratably over the vesting period of such options. The amount charged to operations was $19,000, $61,000 and $50,000 in 1996, 1995 and 1994, respectively.

9.  INCOME TAXES

        The Company has no tax provision for the years ended December 31, 1996, 1995 and 1994. A reconciliation of the income tax provision at the U.S. federal statutory rate (34%) to the income tax provision at the effective tax rate is as follows:

                                             Years Ended December 31,
                                  -------------------------------------------
                                      1996             1995           1994
                                  -----------      -----------      ---------
Income taxes computed at the
      federal statutory rate      $(2,661,000)     $(1,111,000)     $(880,000)
Operating losses not utilized       2,661,000        1,111,000        880,000
                                  -----------      -----------      ---------
                                  $        --      $        --      $      --
                                  ===========      ===========      =========

        As of December 31, 1996, the Company has federal and state net operating loss carryforwards of approximately $31,000,000 and $9,000,000, respectively. The federal net operating loss carryforwards will expire in the years 2002 through 2011, and the state net operating loss carryforwards will expire in the years 1997 through 2000. The Company has federal and state research and experimentation credits of approximately $700,000 and $300,000, respectively, that will expire in the years 2004 through 2011.

        Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

                              CHEMTRAK INCORPORATED

                                December 31, 1996


9.  INCOME TAXES (CONTINUED)

        Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes consisted of the following at:

                                                                December 31,
                                             ------------------------------------------------
                                                 1996              1995              1994
                                             ------------      ------------      ------------
Deferred tax assets:
     Net operating losses                    $ 11,093,000      $  9,270,000      $  7,910,000
     Research credit carryforwards                991,000         1,022,000           837,000
     Other individually immaterial items        2,193,000         1,559,000         2,077,000
                                             ------------      ------------      ------------
Total deferred tax assets                      14,277,000        11,851,000        10,824,000
     Valuation allowance                      (14,277,000)      (11,851,000)      (10,824,000)
                                             ------------      ------------      ------------
Total net deferred tax assets                $         --      $         --      $         --
                                             ============      ============      ============

                                  EXHIBIT INDEX

EXHIBIT
NUMBER

    2.1 Agreement and Plan of Reorganization among the Registrant, ChemTrak Acquisition Subsidiary, Inc., Coonan Clinical Laboratories, Inc. and Stephen J. Coonan, dated December 21, 1994, as amended January 20, 1995. (6)

    3.1    Amended and Restated Certificate of Incorporation of the Registrant.
           (1)

    3.2    Bylaws of the Registrant. (1)

    4.1    Reference is made to Exhibits 3.1 and 3.2.

    10.1 Form of Indemnification Agreement entered into between the Registrant and its directors and officers, with related schedule. (1)

    10.2+  1988 Stock Option Plan, as amended. (2)

    10.3+  Form of Incentive Stock Option under the Option Plan, as amended. (1)

    10.4+  Form of Non-Qualified Stock Option under the Option Plan, as amended.
           (1)

    10.5   Form of Notice of Exercise under the Option Plan, as amended. (1)

    10.6 Investor Rights Agreement between the Registrant and the Series A Purchasers, the Series C Purchasers, the Series D Purchasers, Interhealth, and two of the Registrant's founders, dated June 4, 1991. (1)

    10.10* Distribution Agreement between the Registrant and A. Menarini SRL, dated as of July 1991. (1)

    10.11* Letter from the Registrant to The Boots Company PLC, dated December
           5, 1991, and letter from The Boots Company PLC to the Company, dated October 24, 1991. (1)

    10.15 Lease Agreement between the Registrant and PM-DE, dated as of January 23, 1992. (1) (7)

    10.16+ 1991 Employee Stock Purchase Plan. (1)

    10.17+ 1992 Non-Employee Directors' Stock Option Plan ("Directors' Plan").
           (3)

    10.18+ Form of Non-Statutory Option under the Directors' Plan. (3)

    10.24* Agreement between the Registrant and Miles Inc., dated April 22,
           1993. (4)

    10.31   1993 Equity Incentive Plan. (5)

    10.35* Distribution and Supply Agreement, dated as of March 1, 1995 between the Registrant and Astra Merck Inc. (8)

    10.36** Distribution Agreement between ChemTrak and Helena laboratories
            (Canada) Ltd. dated April 25, 1996 (the "Helena Agreement").

    10.37** Agreement between ChemTrak and Organon Teknika B.V., dated
            December 1, 1996 (the "Teknika Agreement").

    10.38** Development and Distribution Agreement between ChemTrak and
            Selfcare, Inc., dated December 31, 1996 (the "Selfcare Agreement").

    23.1    Consent of Ernst & Young LLP, Independent Auditors.

    25.1    Power of Attorney. Reference is made to page 24. (3)

    27.1    Financial Data Schedule


--------------------------------------------------------------------------------

    *       Confidential treatment granted for portions of this document.

    ** Confidential treatment has been requested for portions of this document.

    +       Compensatory Plan.

    (1) Incorporated by reference to the indicated exhibit in the Registrant's Registration Statement on Form S-1 (File
            No. 33--44673), as amended.

    (2) Incorporated by reference to the indicated exhibit in the Registrant's Registration Statement on Form S-8 (File No. 33-55326).

    (3) Incorporated by reference to the indicated exhibit in the Registrant's Registration Statement on Form S-8 (File No. 33-55324).

    (4) Incorporated by reference to the indicated exhibit in the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.

    (5) Incorporated by reference to the indicated exhibit in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

    (6) Incorporated by reference to the indicated exhibit in the Registrant's Registration Statement on Form S-3 (File No. 33-90324).

    (7) Lease assigned to MP Arques, Inc. as part of the purchase of the property from PM-DE.

    (8) Incorporated by reference to the indicated exhibit in the Registrant's Registration Statement on Form 10-K for the fiscal year ended December 31, 1995.