Form 10-K/A
period 1996-12-31
CHEMTRAK INC/DE
filed 1997-04-30
CIK 882242

==============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                  FORM 10-K/A


                           AMENDMENT TO ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996       COMMISSION FILE NUMBER 0-19749

                             ______________________


                             CHEMTRAK INCORPORATED
             (Exact name of Registrant as specified in its charter)


               DELAWARE                                77-0295388
    (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)

                  929 EAST ARQUES AVENUE, SUNNYVALE, CA 94086
          (Address of principal executive offices, including zip code)

                                 (408) 773-8156
              (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $.001 PAR VALUE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X     No
                                                               -----     -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in any further amendment to the Registrant's Form 10-K. ____

         The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock reported on the Nasdaq National Market was $18,770,703 as of April 1, 1997.

         The number of shares of Common Stock outstanding as of April 1, 1997 was 12,664,276.



==============================================================================

                             CHEMTRAK INCORPORATED

                                     INDEX


                                                                                                 PAGE NO.
                                                                                                 --------
Item 10.          Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . .  3

Item 11.          Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

Item 12.          Security Ownership of Certain Beneficial Owners and Management  . . . . . . . .   10

Item 13.          Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . .   11

SIGNATURES        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.



DIRECTORS OF THE COMPANY

         The Company's Restated Certificate of Incorporation and By-Laws provide that the Board of Directors shall be divided into three classes, each class consisting, as nearly as possible, of one-third of the total number of directors, with each class having a three-year term. Vacancies on the Board may be filled only by persons elected (i) by the affirmative vote of the holders of the then-outstanding shares of voting stock of the Company entitled to vote generally in the election of directors voting together as a single class, or (ii) by a majority of the remaining directors. A director elected by the Board to fill a vacancy (including a vacancy created by an increase in the Board of Directors) shall serve for the remainder of the full term of the class of directors in which the vacancy occurred and until such director's successor is elected and qualified. The Board of Directors is presently composed of six members.

DIRECTORS SERVING UNTIL THE 1997 ANNUAL MEETING (Class II Directors)

Edward F. Covell

         Edward F. Covell, age 52, was appointed President and Chief Executive Officer of ChemTrak in January 1997, after having served as President and Chief Operating Officer from May 1996 when he joined the Company. He was elected a Director of the Company in August 1996. Prior to joining ChemTrak, Mr. Covell was a management consultant from 1994 to 1996, and from 1990 to 1992, focusing on the OTC medical device market. From 1992 to 1994 he was President and Chief Operating Officer of Medchem Products, Inc., a manufacturer of medical devices serving customers worldwide. Mr. Covell held a series of increasingly responsible positions with Tambrands Inc., a consumer healthcare products company, from 1980 through 1990, including Corporate Vice President and General Manager of the Diagnostics Division. Prior to joining Tambrands, Mr. Covell served in domestic and international management and product development positions with the Kendall Company, a diversified manufacturing company with worldwide sales of $500 million.

Malcolm Jozoff

         Malcolm Jozoff, age 57, has served as a director of the Company since 1993. He is currently Chairman and Chief Executive Officer of the Dial Corporation, a consumer products company. From 1995 to 1997, he was a consultant on marketing and strategic planning issues. From 1993 to 1995, he served as Chairman and Chief Executive Officer of Lenox, Inc., a manufacturer of consumer durables. From 1988 to 1992, Mr. Jozoff was President, Health Care Products and Corporate Group Vice President, The Procter and Gamble Company, Inc. Mr. Jozoff is a director of The Columbia Gas System, Inc. In July 1993, in connection with a civil proceeding brought by the Securities and Exchange Commission, Mr. Jozoff consented, without admitting or denying the allegations, to the entry of an order enjoining him from violating section 10(b) of the Securities Exchange Act of 1934.


DIRECTORS SERVING UNTIL THE 1998 ANNUAL MEETING (Class III Directors)

Gordon Russell

         Gordon Russell, age 63, has served as a director of the Company since 1990. Since 1979, Mr. Russell has served as a general partner of Sequoia Capital, a venture capital fund, and certain of its affiliates. Mr. Russell also serves as a director of Sangstat Medical Corp. and EndoVascular Technologies, Inc.

Prithipal Singh, Ph.D.

         Prithipal Singh, age 58, is a founder of the Company and has served as a director of the Company since 1985, Chairman of the Board of the Company since 1988, and Chief Technical Officer since January 1997. Dr. Singh also served as President of the Company from 1988 to 1993, and Chief Executive Officer of the Company from 1995 to 1997. From 1985 to 1988, Dr. Singh was a Senior Vice President of Idetek, Inc., an animal health care company. Prior to his joining Idetek, Dr. Singh was a Vice President of Syva Corp., a diagnostics company.
Dr. Singh is also a director of Idetek, Inc., and Abaxis, Inc.


DIRECTORS SERVING UNTIL THE 1999 ANNUAL MEETING (Class I Directors)

Robert Kiley

         Robert P. Kiley, age 62, has served as a director of the Company since September 1996. Mr. Kiley has served since 1987 as President of Neal Ward Realty, Inc., a residential sales and development company. From 1962 to 1987, Mr. Kiley held a series of progressively responsible positions with Tambrands, Inc., a consumer healthcare products company, most recently as Executive Vice President responsible for the company's international business. Mr. Kiley currently serves as a director of Tambrands, Inc.

David Rubinfien

         David Rubinfien, age 75, has served as a director of the Company since 1988. Since 1991, Mr. Rubinfien has been a private investor. From 1989 to 1991, Mr. Rubinfien held the positions of President, Chief Executive Officer and Chairman of the Board of Systemix, Inc., a biotechnology company. Mr. Rubinfien also serves as a director of Biocircuits Corporation, Matritech, Inc. and Molecular Biosystems, Inc.

EXECUTIVE OFFICERS

         The executive officers of the Company as of January 1997 are set forth in Part I of the Company's Annual Report on Form 10-K.

         In April 1997, the Company named Donald V. Fluken its Chief Financial Officer. Prior to joining ChemTrak, Mr. Fluken was vice president and Chief Financial Officer of Andros, Inc. a leading manufacturer of gas analyzers used for medical and environmental applications. From 1995 to 1996, he served as the Chief Financial Officer in the start-up of Physicians Eyecare Network, a managed care provider network. From 1993 to 1994, he served as Vice President and Chief Financial Officer of BioGenex Laboratories, a diagnostics company. From 1983 to 1993, Mr. Fluken was the President of Results Management, a corporate financial management consulting organization. He served as an interim Chief Financial Officer for a number of high technology companies during this period. His earlier career included senior financial management positions Microscience International, Measurex, Wordstar, Varian Associates, Levi Strauss & Company and Bell & Howell Company.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1995, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that the initial transaction report of Niquette Hunt was inadvertently filed late.

ITEM 11 - EXECUTIVE COMPENSATION.

COMPENSATION OF DIRECTORS

         Each non-employee director of the Company receives a per-meeting fee of $750. In the fiscal year ended December 31, 1996, the total compensation paid to non-employee directors was $26,000. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with Company policy.

         Each non-employee director of the Company receives stock options granted under the 1992 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). Only non-employee directors of the Company or an affiliate of such directors (as defined in the Internal Revenue Code of 1986, as amended (the "Code")) are eligible to receive options under the Directors' Plan. Options granted under the Directors' Plan are intended by the Company not to qualify as incentive stock options under the Code.

         Option grants under the Directors' Plan are non-discretionary. On January 2 of each year (or the next business day should such date be a legal holiday), each non-employee director is automatically granted under the Directors' Plan, without any further action by the Company, the Board of Directors or the stockholders of the Company, an option to purchase 2,000 shares of Common Stock of the Company. In addition, each person who first becomes a non-employee director is granted an option to purchase 5,000 shares of Common Stock of the Company upon the date of election to the Board. No other options may be granted at any time under the Directors' Plan. The exercise price of the options granted under the Directors' Plan is 100% of the fair market value of the Common Stock subject to the option on the date of the option grant. Options granted under the Directors' Plan become exercisable in four equal installments beginning on the first anniversary of the grant of the option. Such vesting is conditioned upon continued service as a director of the Company. The term of options granted under the Directors' Plan is 10 years.

         During the last fiscal year, options covering 2,000 shares were granted to each of Messrs. Gin, Jozoff, Rubinfien, Russell, and Stroy at an exercise price per share of $1.44, the fair market value of such Common Stock on the date of the grant, and 5,000 shares to Mr. Kiley, at an exercise price per share of $2.47, the fair market value of such Common Stock on the date of the grant. As of March 31, 1997, no options had been exercised under the Directors' Plan. Directors are also eligible to receive certain stock awards, such as stock bonuses, stock appreciation rights, and rights to purchase restricted stock, under the Company's 1993 Equity Incentive Plan (the "1993 Plan"). As of March 31, 1997, no stock awards had been granted to directors under the 1993 Plan.

         In October 1995, Mr. Jozoff entered into a consulting agreement with the Company and was granted a non-statutory stock option under the Company's 1993 Equity Incentive Plan to purchase 30,000 shares of Common Stock at a price of $1.62 per share, equal to the fair market value of the Common Stock on the date of the grant. These options become exercisable in six equal monthly installments beginning one month from the date of the grant. In September 1996, Mr. Kiley entered into a consulting agreement with the Company and was granted a non-statutory stock option under the Company's 1993 Equity Incentive Plan to purchase 5,000 shares of Common Stock at a price of $2.47 per share, equal to the fair market value of the Common Stock of the date of the grant. These options became exercisable in eight equal quarterly installments beginning three months from the date of the grant.

         Directors who are employees of the Company are not separately compensated for their service as directors.

                       COMPENSATION OF EXECUTIVE OFFICERS


SUMMARY OF COMPENSATION

         The following table shows for the fiscal years ending December 31, 1996, 1995 and 1994, compensation awarded or paid to, or earned by, the Company's Chief Executive Officer and the other four most highly compensated executive officers of the Company at December 31, 1996 (the "Named Executive Officers"):


                         SUMMARY OF COMPENSATION TABLE

                                                                                LONG-TERM
                                                                            COMPENSATION AWARDS
                                                  ANNUAL COMPENSATION      ----------------------
                                                -----------------------    SECURITIES UNDERLYING
     NAME AND PRINCIPAL POSITION         YEAR   SALARY($)(1)   BONUS($)        OPTIONS (#)(2)
     ---------------------------         ----   ------------   --------    ----------------------
 Prithipal Singh, Ph.D.(3) . . . . . .   1996     $206,000         -                   -
   Chairman of the Board and             1995      182,000         -                77,500
   Chief Technical Officer               1994      181,000      32,000              15,000

 Edward F. Covell(3) . . . . . . . . .   1996      107,000      20,000             230,000
   President and Chief
   Executive Officer

 Rodger J. Richeal(4)  . . . . . . . .   1996      129,000         -                25,000
   Senior Vice President                 1995       14,000         -                50,000

 Alene A. Holzman(5) . . . . . . . . .   1996      107,000         -                   -
   Vice President                        1995      102,000         -                30,000
                                         1994       98,000      13,000              15,300

 Niquette Hunt(6)  . . . . . . . . . .   1996        4,000      18,000              50,000
   Vice President


---------------------
(1) Includes amounts earned but deferred at the election of the Named Executive Officer.

(2) The Company has not granted any SARs or restricted stock awards.

(3) Dr. Singh was the Company's Chief Executive Officer during 1996. Mr. Covell, who joined the Company as President in May 1996, became its Chief Executive Officer in January 1997.

(4) Mr. Richeal resigned from the Company effective March 1997. He is now a consultant to the Company.

(5) Ms. Holzman resigned from the Company effective March 1997.

(6) Ms. Hunt joined the Company as Vice President in December 1996.

STOCK OPTION GRANTS AND EXERCISES

         The following tables show for the fiscal year ended December 31, 1996, certain information regarding options granted to each of the Named Executive
Officers:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                             INDIVIDUAL GRANTS
                           ------------------------------------------------------  POTENTIAL REALIZABLE VALUE AT
                            NUMBER OF     % OF TOTAL                               ASSUMED ANNUAL RATES OF STOCK
                           SECURITIES      OPTIONS                                 PRICE APPRECIATION FOR OPTION
                           UNDERLYING     GRANTED TO      EXERCISE                                TERM(3)
                             OPTIONS     EMPLOYEES IN       PRICE     EXPIRATION   -----------------------------
           NAME              GRANTED    FISCAL YEAR(1)  ($/SHARE)(2)     DATE         0%        5%        10%
           ----            ----------   --------------  ------------  ----------    -------   -------   -------
 Prithipal Singh, Ph.D.          --            --            --           --             --        --        --

 Edward F. Covell  . . .     70,000          15.3          3.93        05/27/06      48,559   252,093   564,313
                             80,000          17.5          4.63        05/27/06          --   232,660   589,434
                             30,000           6.6          1.91        09/03/06          --    35,952    91,105
                             50,000          11.0          1.53        11/14/06          --    48,133   121,872

 Rodger J. Richeal . . .     25,000           5.5          4.00        05/07/96          --    62,868   159,307

 Alene A. Holzman  . . .         --            --            --           --             --        --        --

 Niquette Hunt . . . . .     50,000          10.9          1.78        12/15/06          --    55,993   141,886


-------------------
(1) Based on an aggregate of options to purchase 456,916 shares of the Company's Common Stock granted to employees of the Company in fiscal 1996, including the Named Executive Officers.

(2) The options in this table have exercise prices equal to the fair market value of the Common Stock on the date of grant. Options vest 25% on the first anniversary of the date of grant, and 2.0833% per month thereafter for the next 36 months. In the event of a decline in value of the Company's Common Stock, the Board has the authority to offer employees the opportunity to replace outstanding higher priced options, whether incentive or non-statutory, with new lower priced options.

(3) The potential realizable value is based on the term of the option at the time of grant (10 years). The potential realizable value is calculated by assuming the stock price on the date of grant appreciates at the individual rate for the entire term of the option, and that the option is exercised and sold on the last day of its term at the appreciated price. These amounts represent certain assumed rates of appreciation, in accordance with the rules of the SEC, and do not reflect the Company's estimate or projection of future stock price performance. Actual gains, if any, are dependent on the actual future performance of the Company's Common Stock and no gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

 The following table sets forth, for each of the Named Executive Officers, the fiscal year-end number and value of unexercised shares subject to options:

                                                      NUMBER OF SECURITIES UNDERLYING       VALUE OF UNEXERCISED
                                 SHARES                UNEXERCISED OPTIONS AT FISCAL   IN-THE-MONEY OPTIONS AT FISCAL
                              ACQUIRED ON    VALUE              YEAR-END (#)                   YEAR-END($)(1)
                                EXERCISE    REALIZED  -------------------------------  -------------------------------
 NAME                             (#)         ($)       EXERCISABLE    UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
 ----                         ------------  --------  --------------- ---------------  --------------  ---------------
 Prithipal Singh, Ph.D.  . .       -           -           206,618          19,215          31,250                -
 Edward F. Covell  . . . . .       -           -            48,750         181,250               -                -
 Rodger Richeal  . . . . . .       -           -            20,833          54,167          13,020           18,229
 Alene A. Holzman  . . . . .       -           -            68,284          17,966               -                -
 Niquette Hunt . . . . . . .       -           -                 -          50,000               -                -

------------------
(1) Based on the closing price of $1.375 of the Company's Common Stock as reported on the Nasdaq National Market at December 31, 1996 minus the exercise price of the options multiplied by the number of shares underlying the option.

EMPLOYMENT AGREEMENTS

    In February 1996, the Company and Dr. Singh entered into an employment agreement providing that Dr. Singh's salary be set at $15,333 per month. The agreement provides that if Dr. Singh's employment is terminated without cause, he will receive up to 12 months salary continuation. In addition, in the event of such termination, all of the Company's Common Stock held by Dr. Singh will be free of any repurchase options in favor of the Company, and all of Dr. Singh's options will become fully vested and exercisable. For a period of one year following such termination, the Company has also agreed to reimburse Dr. Singh for any medical or other employee insurance coverage that he elects to continue.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                             SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the ownership of the Company's Common Stock as of April 1, 1997 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than 5% of its Common Stock.

                                                                                  BENEFICIAL OWNERSHIP(1)
                                                                             ---------------------------------
                                                                              NUMBER                   PERCENT
 BENEFICIAL OWNER                                                            OF SHARES                OF TOTAL
 ----------------                                                            ---------                --------
 Prithipal Singh, Ph.D. (2)  . . . . . . . . . . . . . . . . . . . . .         483,514                  3.76%

 Gordon W. Russell(3)  . . . . . . . . . . . . . . . . . . . . . . . .         178,569                  1.41%

 David Rubinfien(4)  . . . . . . . . . . . . . . . . . . . . . . . . .         169,134                     *

 Alene A. Holzman(5) . . . . . . . . . . . . . . . . . . . . . . . . .          76,741                     *

 Malcolm Jozoff(6) . . . . . . . . . . . . . . . . . . . . . . . . . .          73,625                     *

 Edward F. Covell(7) . . . . . . . . . . . . . . . . . . . . . . . . .          73,056                     *

 Rodger J. Richeal(8)  . . . . . . . . . . . . . . . . . . . . . . . .          18,333                     *

 Robert P. Kiley . . . . . . . . . . . . . . . . . . . . . . . . . . .              --                    --

 Niquette Hunt . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --                    --

 All directors and executive officers as a group (10 persons)(9) . . .       1,081,807                  8.25%

-------------------------
 * Represents beneficial ownership of less than 1% of the outstanding shares of the Company's Common Stock.

(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the "SEC"). Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of the date of this table. Percentage of beneficial ownership is based on 12,664,276 shares of Common Stock outstanding as of April 1, 1997.

(2) Includes 223,084 shares held by Prithipal Singh and Rajinder K. Singh, trustees, UTD dated April 17, 1986, and 210,430 shares issuable upon exercise of stock options held by Dr. Singh exercisable within 60 days of April 1, 1997.

(3) Includes 123,558 shares held of record by Sequoia Capital Growth Fund and 7,895 shares held of record by Sequoia Technology Partners III. Mr. Russell is a general partner of Sequoia Capital, the general partner of these funds. Mr. Russell disclaims beneficial ownership of these shares except to the extent of his pro rata interest therein. Also includes 39,488 shares beneficially owned by the Russell 1988 Revocable Trust and 7,000 shares issuable upon exercise of stock options held by Mr. Russell exercisable within 60 days of April 1, 1997.

(4) Includes 12,134 shares held of record by the Rubinfien Living Trust and 7,000 shares issuable upon exercise of stock options held by Mr. Rubinfien exercisable within 60 days of April 1, 1997.

(5) Includes 70,226 shares issuable upon exercise of stock options held by Ms. Holzman exercisable within 60 days of April 1, 1997. Ms. Holzman resigned from the Company effective March 1997.

(6) Includes 63,625 shares issuable upon exercise of stock options held by Mr. Jozoff exercisable within 60 days of April 1, 1997.

(7) Includes 72,500 shares issuable upon exercise of stock options held by Mr. Covell exercisable within 60 days of April 1, 1997.

(8)  Mr. Richeal resigned from the Company effective March 1997.

(9) Includes 430,781 shares issuable upon exercise of stock options held by all officers and directors exercisable within 60 days of April 1, 1997. See Notes (2) through (7) above.



ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         The Company has entered into indemnity agreements with certain officers and directors which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements that may be required to pay in actions or proceedings which the officer or director may be a party by reason of their position as a director, officer or other agent of the Company, and otherwise to the full extent permitted under General Corporation Law of the State of Delaware and the Company's By-Laws.
See also "Employment Agreements".

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHEMTRAK INCORPORATED



                                        By: /s/ Edward F. Covell

                                            Edward F. Covell
                                            President, Chief Executive
                                            Officer, and Director
                                            (Principal Executive Officer)


                                        Date: April 29, 1997