Form 10-Q
period 1997-03-31
CHEMTRAK INC/DE
filed 1997-05-15
CIK 882242

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

    X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
  ----  Exchange Act of 1934.  For the quarterly period ended March 31, 1997.

        Transition report pursuant to Section 13 or 15(d) of the Securities ---- Exchange Act of 1934. For the transition period from ______ to ______.

                        Commission File Number: 0-19749

                             CHEMTRAK INCORPORATED

          Delaware                                        77-0295388
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

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

Class: Common Stock $.001 par value   Outstanding at April 30, 1997: 12,685,943

                             CHEMTRAK INCORPORATED
                                     INDEX


                                                                                                      PAGE NO.
PART I.         FINANCIAL INFORMATION

                Item 1:  Financial Statements

                Condensed Balance Sheets as of March 31, 1997 and December 31, 1996                      3

                Condensed Statements of Operations for the three months ended
                March 31, 1997 and 1996                                                                  4

                Condensed Statements of Cash Flows for the three months ended March 31,
                1997 and 1996                                                                            5

                Notes to Condensed Financial Statements                                                  6

                Item 2:  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                               7-10

PART II.        OTHER INFORMATION

                Item 6:  Exhibits and Reports on Form 8-K                                                11

SIGNATURES                                                                                               12

EXHIBITS

                             CHEMTRAK INCORPORATED
                            CONDENSED BALANCE SHEETS


                                                                               March 31, 1997   December 31, 1996
                                                                              ---------------   -----------------
                                                                                (unaudited)
                                                     ASSETS
Current assets:
   Cash and cash equivalents                                                    $  4,069,000      $  4,125,000
   Short-term investments                                                                 --           567,000
   Accounts receivable, net                                                          320,000           485,000
   Inventories                                                                       867,000           540,000
   Prepaid expenses and other current assets                                         159,000           320,000
                                                                                ------------      ------------
      Total current assets                                                         5,415,000         6,037,000
   Property and equipment, net                                                     2,499,000         2,738,000
   Other assets                                                                       66,000            66,000
                                                                                ------------      ------------
Total assets                                                                    $  7,980,000      $  8,841,000
                                                                                ============      ============


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                             $    446,000      $    289,000
   Accrued payroll and benefits                                                      244,000           199,000
   Other accrued liabilities                                                         894,000           788,000
   Accrued royalties                                                                 108,000           105,000
                                                                                ------------      ------------
      Total current liabilities                                                    1,692,000         1,381,000

Accrued rent                                                                         308,000           295,000

Convertible Debentures                                                               800,000         2,135,000

Stockholders' equity:
   Common stock                                                                       15,000            12,000
   Additional paid-in capital                                                     42,813,000        41,375,000
   Deferred compensation                                                             (45,000)          (49,000)
   Accumulated deficit                                                           (37,603,000)      (36,308,000)
                                                                                ------------      ------------
      Total stockholders' equity                                                   5,180,000         5,030,000
                                                                                ------------      ------------

Total liabilities and stockholders' equity                                      $  7,980,000      $  8,841,000
                                                                                ============      ============










                            See accompanying notes.

                             CHEMTRAK INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                             Three months ended
                                                                                  March 31,
                                                                   ------------------------------------

                                                                          1997               1996
                                                                   -----------------  -----------------
      Net revenues:
          Product sales                                            $        608,000   $        856,000
          Funded research and other revenues                                833,000            150,000
                                                                   ----------------   ----------------
              Total net revenues                                          1,441,000          1,006,000

      Cost and expenses:
          Cost of product sales                                             704,000            731,000
          Research and development                                          453,000            744,000
          Marketing, general and administrative                           1,623,000          1,094,000
                                                                   ----------------   ----------------

              Total costs and expenses                                    2,780,000          2,569,000
                                                                   ----------------   ----------------

      Operating loss                                                     (1,339,000)        (1,563,000)

      Interest and other income                                              44,000             67,000
                                                                   ----------------   ----------------

      Net loss                                                     $     (1,295,000)  $     (1,496,000)
                                                                   ================   ================
      Net loss per share                                           $          (0.11)  $          (0.15)
                                                                   ================   ================

      Shares used in calculating per share amounts                       12,085,000          9,732,000
                                                                   ================   ================


















                            See accompanying notes.

                              CHEMTRAK INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                   (unaudited)

                                                                                         Three months ended
                                                                                             March 31,
                                                                             ----------------------------------------

                                                                                    1997                   1996
                                                                             --------------------  ------------------
Operating activities:
   Net loss                                                                  $       (1,295,000)    $      (1,496,000)
   Adjustment to reconcile net loss to net cash and
     cash equivalents used in operating activities:
       Interest expense and financing charges
       on debentures                                                                     79,000                     -
       Depreciation and amortization                                                    202,000               217,000
       Accrued rent                                                                      13,000                13,000
       Stock option compensation and other                                                    -                 1,000
       Loss on disposal of assets                                                        70,000                     -
   Changes in operating assets and liabilities:
       Accounts receivable                                                              165,000              (500,000)
       Inventories                                                                     (327,000)             (361,000)
       Prepaid expenses and other current assets                                        161,000               103,000
       Accounts payable                                                                 157,000               (17,000)
       Accrued payroll and benefits                                                      45,000                57,000
       Other accrued liabilities                                                        109,000               249,000
                                                                             ------------------    ------------------
            Net cash and cash equivalents
              used in operating activities                                             (621,000)           (1,734,000)
                                                                             ------------------    ------------------


Investing activities:
   Proceeds from available-for-sale securities                                          567,000             1,499,000
   Acquisition of property and equipment, net                                           (33,000)             (142,000)
                                                                             ------------------    ------------------

            Net cash and cash equivalents provided
             by investing activities                                                    534,000             1,357,000
                                                                             ------------------    ------------------

Financing activities:
   Proceeds from issuance of common stock                                                31,000                32,000
                                                                             ------------------    ------------------

Net decrease in cash and cash equivalents                                               (56,000)             (345,000)
Cash and cash equivalents at beginning of period                                      4,125,000             4,251,000
                                                                             ------------------    ------------------
Cash and cash equivalents at end of period                                   $        4,069,000     $       3,906,000
                                                                             ==================    ==================
Supplemental disclosure of non-cash financing activities
Conversion of convertible debentures and accrued
interest of Common stock                                                     $        1,414,000     $               -
                                                                             ==================    ==================









                            See accompanying notes.

                                CHEMTRAK INCORPORATED

                          NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1997

                                  (unaudited)

Note 1.  Basis of Presentation

         The accompanying unaudited financial statements include all adjustments consisting of normal recurring adjustments which the Company's management believes to be necessary to fairly present the Company's financial position as of March 31, 1997, and the results of operations for the three months ended March 31, 1997.

         The operating results of the interim periods presented are not necessarily indicative of the results for the full year. The accompanying financial statements should be read in conjunction with the financial statements for the year ended December 31, 1996, included in the ChemTrak Incorporated Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "Form 10-K"), and the 1996 Annual Report to Stockholders (the "Annual Report"). The information set forth in the accompanying balance sheet as of December 31, 1996, has been derived from the audited balance sheet included in the above-referenced Form 10-K and Annual Report.

Note 2.  Net Loss Per Share

         Net loss per share is computed using the weighted number of shares outstanding. Common equivalent shares from stock options are excluded in the computation as their effect is antidilutive.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute loss per share and to restate all prior periods. Under the new requirements for calculating primary loss per share, the dilutive effect of stock options will be excluded. The primary loss per share for the first quarter ended March 31, 1997 and March 31, 1996 would not change as reported. The impact of Statement 128 is expected to result in a decrease of fully diluted loss per share for the first quarter ended March 31, 1997 of ($0.01) and no change for the first quarter ended March 31, 1996.

Note 3.  Inventories

         Inventories are stated at the lower of standard cost (which approximates actual costs on a first-in, first-out basis) or market. Inventories consisted of the following:

                                                          March 31, 1997             December 31,1996
                                                     ----------------------       ----------------------
Raw materials...................................     $              398,000       $              289,000
Work in process.................................                     92,000                       63,000
Finished goods..................................                    377,000                      188,000
                                                     ----------------------       ----------------------
Total...........................................     $              867,000       $              540,000
                                                     ======================       ======================

                              CHEMTRAK INCORPORATED

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the Company's 10K and elsewhere in this document.


OVERVIEW

         ChemTrak began marketing the AccuMeter(R) Cholesterol Test to the United States physicians office market in May 1991, following receipt of clearance from the FDA, and to the international consumer retail and physicians' office laboratory market in October 1991. In March 1993, the Company received clearance from the FDA for the United States consumer retail market. In January 1994, the Company began marketing the AccuMeter(R) Cholesterol Self-Test through United States consumer catalogs and signed a license and supply agreement with Direct Access Diagnostics ("DAD"), a Johnson & Johnson company, to market the Company's Total Cholesterol Test to over-the-counter retail outlets in North America. In December the Company regained the exclusive rights to market its Total Cholesterol Test in the United States retail market and relaunched it in January 1996 under the trade name of CholesTrak(R).

         In March 1997, ChemTrak announced its entry into the colorectal disease testing market with the introduction of its ColoCARE(R) home test to detect the early warning signs of colorectal disease. The Company began shipments of ColoCARE(R) during the first quarter of 1997.

         In July 1996, the Company received clearance from the FDA to market its first test for infectious diseases, the H. pylori test for use in the physicians' office laboratory market. The first shipment to Astra Merck, as part of the 1995 agreement, is expected to be delivered in the second quarter of 1997.

         In January of 1997, ChemTrak announced a pan-European license with Selfcare Inc. of Waltham, Massachusetts to market the AWARE(TM) home HIV test service in Europe. As part of the agreement Selfcare will pay for the cost of regulatory submissions in each of the countries of Europe. Selfcare, does however, have the option to terminate the agreement if the FDA does not approve ChemTrak's AWARE(TM) home HIV test service in 1997. In 1995, the Company acquired technology and filed with the FDA its pre-market approval application ("PMA") for the Company's AWARE(TM) home HIV test service. The Company anticipates FDA approval for the AWARE(TM) home HIV test service during 1997.

         As of March 31, 1997, ChemTrak had an accumulated deficit of approximately $37,603,000. The ability of the Company to achieve profitability is highly dependent upon numerous factors including, but not limited to, the Company's ability to directly market and distribute its cholesterol, H. Pylori, and colorectal products in the United States, successful completion of the Company's regulatory approval process to market products under development, and the Company's ability to provide product in sufficient, cost effective quantities. Due to the uncertainty of these factors, it is difficult to reliably predict when such profitability may occur, if at all. Until such time as it achieves profitability, the Company is likely to require additional capital to finance its operations.

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

RESULTS OF OPERATIONS

NET REVENUES

         Total net revenues increased to $1,441,000 for the three months ended March 31, 1997 from $1,006,000 for the three months ended March 31, 1996. Product sales decreased to $608,000 in the three months ended March 31, 1997 from $856,000 in the three months ended March 31, 1996, primarily due to the initial stocking orders placed in 1996. Funded research and other revenues increased to $833,000 for the three months ended March 31, 1997 from $150,000 for the three months ended March 31, 1996. The increase is due to a milestone payment from Astra Merck, who will market ChemTrak's H. pylori test as HpChek. The Company also received a license fee from Selfcare, Inc. of Waltham, Mass. for the Pan-European licensing and distribution agreement for marketing the AWARE home HIV test service.


COST OF PRODUCT SALES

         For the three months ended March 31, 1997, the cost of product sales decreased to $704,000 from $731,000 for the three months ended March 31, 1996. The decrease was principally due to the decrease in product sales volume.

         Product gross margin as a percentage of product sales decreased to a negative 16% on the three months ending March 31, 1997 from 15% for the same period in 1996. This decrease was due to decreased product revenues.

RESEARCH AND DEVELOPMENT

         Research and development expenses decreased to $453,000 in the three months ended March 31, 1997 from $744,000 for the three months ended March 31, 1996 primarily due to fewer clinical studies, reduction in use of supplies and a departmental reorganization.

MARKETING, GENERAL AND ADMINISTRATION

         Marketing, general and administration expenses increased to $1,623,000 for the three months ended March 31, 1997 from $1,094,000 for the three months ended March 31, 1996, primarily due to selling and advertising expenses associated with the Company's CholesTrak(R) total cholesterol test.

INTEREST AND OTHER INCOME, NET

         Interest and other income decreased to $44,000 in the three months ended March 31, 1997 from $67,000 for the three months ended March 31, 1996. The decrease was primarily due to reduced levels of short term investments.

LIQUIDITY AND CAPITAL RESOURCES

         From August 1985 through January 1992 the Company was financed through private placements of equity securities. In February 1992, the Company completed its initial public offering, raising approximately $23,500,000 net of issuance costs.

         At March 31, 1997, the Company had approximately $4,069,000 in cash and short-term investments.

         The Company had convertible debentures outstanding of $800,000 at March 31, 1997.

         The Company believes that its existing capital resources, together with internally generated funds and funded research, will need to be augmented by funds received through collaboration agreements or equity or debt financing to complete the development and marketing activities in which it is currently engaging, and to launch these products in the consumer marketplace at least through the end of 1997. If such funding cannot be obtained, the Company will implement cost cutting measures to ensure the continuity of operations at least to the end of 1997. The Company's success is dependent on its ability to achieve profitable operations, reduce discretionary operating expenses and to obtain additional funds to support its operations. There can be no assurance that the Company will achieve profitable operations or successfully reduce discretionary expenses by a sufficient amount on a timely basis or that additional funds will be available when and as required by the Company on acceptable terms or at all.

                              CHEMTRAK INCORPORATED

                           PART II. OTHER INFORMATION



Item 6.      Exhibits and Reports on Form 8-K

             a)   Exhibits

                  10.39 Distribution Agreement between ChemTrak and Helena Laboratories (Canada) Ltd. dated February 27, 1997.

                  11.1 Statement re: computation of income (loss) per share

                  27.1       Financial Statement Schedule



             b)   Reports on Form 8-K

                  None

                              CHEMTRAK INCORPORATED

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 14, 1997          CHEMTRAK INCORPORATED


                              /s/ Edward F. Covell
                              ---------------------------------------------
                              Edward F. Covell
                              President and Chief Executive Officer
                              (Principal Executive Officer)



                              /s/ Donald V. Fluken
                              ---------------------------------------------
                              Donald V. Fluken
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


 EXHIBIT
   NO.                   DESCRIPTION
--------                 -----------
 10.39      Distribution Agreement between ChemTrak and Helena
            Laboratories (Canada) Ltd. dated

 11.1 Statement re: computation of income (loss) per share

 27.1       Financial Statement Schedule