Form 10-Q/A
period 1997-03-31
CHEMTRAK INC/DE
filed 1997-07-15
CIK 882242

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


                          AMENDMENT TO QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 1997          COMMISSION FILE NUMBER 0-19749


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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         The number of shares of Common Stock outstanding as of July 7, 1997 was 12,926,443.



================================================================================

                              CHEMTRAK INCORPORATED

                                      INDEX


                                                                        PAGE NO.
PART 1:  FINANCIAL INFORMATION

         Item 1:  Financial Statements..................................   3

SIGNATURES..............................................................   8

                              CHEMTRAK INCORPORATED
                            CONDENSED BALANCE SHEETS

                                     ASSETS


                                                                 MARCH 31, 1997      DECEMBER 31, 1996
                                                                 --------------      -----------------
                                                                   (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                     $  4,069,000         $  4,125,000
    Short-term investments                                                  --              567,000
    Accounts receivable, net                                           320,000              485,000
    Inventories                                                        867,000              540,000
    Prepaid expenses and other current assets                          159,000              320,000
                                                                  ------------         ------------
        Total current assets                                         5,415,000            6,037,000
    Property and equipment, net                                      2,499,000            2,738,000
    Other assets                                                        66,000               66,000
                                                                  ------------         ------------
Total assets                                                      $  7,980,000         $  8,841,000
                                                                  ============         ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                              $    446,000         $    289,000
    Accrued payroll and benefits                                       244,000              199,000
    Other accrued liabilities                                          894,000              788,000
    Accrued royalties                                                  108,000              105,000
                                                                  ------------         ------------
        Total current liabilities                                    1,692,000            1,381,000

Accrued rent                                                           308,000              295,000
Convertible Debentures                                                 800,000            2,135,000

STOCKHOLDERS' EQUITY:
    Common stock                                                        13,000               12,000
    Additional paid-in capital                                      42,815,000           41,375,000
    Deferred compensation                                              (45,000)             (49,000)
    Accumulated deficit                                            (37,603,000)         (36,308,000)
                                                                  ------------         ------------
        Total stockholders' equity                                   5,180,000            5,030,000
                                                                  ------------         ------------
Total liabilities and stockholders' equity                        $  7,980,000         $  8,841,000
                                                                  ============         ============



                             See accompanying notes.

                              CHEMTRAK INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                  ------------------------------
                                                      1997               1996
                                                  ------------       -----------
NET REVENUES:
    Product sales                                 $    608,000       $   856,000
    Funded research and other revenues                 833,000           150,000
                                                  ------------       -----------
        Total net revenues                           1,441,000         1,006,000

COST AND EXPENSES:
    Cost of product sales                              704,000           731,000
    Research and development                           453,000           744,000
    Marketing, general and administrative            1,623,000         1,094,000
                                                  ------------       -----------
        Total costs and expenses                     2,780,000         2,569,000
                                                  ------------       -----------

Operating loss                                      (1,339,000)       (1,563,000)
Interest and other income                               44,000            67,000
                                                  ------------       -----------
Net loss                                          $ (1,295,000)      $(1,496,000)
                                                  ============       ===========
Net loss per share                                $      (0.11)      $     (0.15)
                                                  ============       ===========
Shares used in calculating per share amounts        12,085,000         9,732,000
                                                  ============       ===========


                             See accompanying notes.

                              CHEMTRAK INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                            -----------------------------
                                                               1997              1996
                                                            -----------       -----------
OPERATING ACTIVITIES:
    Net loss                                                $(1,295,000)      $(1,496,000)
    Adjustment to reconcile net loss to net cash and
        cash equivalents used in operating activities:
           Interest expense and financing charges on
           debentures                                            79,000                --
           Depreciation and amortization                        202,000           217,000
           Accrued rent                                          13,000            13,000
           Stock option compensation and other                       --             1,000
           Loss on disposal of assets                            70,000                --
    Change in operating assets and liabilities:
        Accounts receivable                                     165,000          (500,000)
        Inventories                                            (327,000)         (361,000)
        Prepaid expenses and other current assets               161,000           103,000
        Accounts payable                                        157,000           (17,000)
        Accrued payroll and benefits                             45,000            57,000
        Other accrued liabilities                               109,000           249,000
                                                            -----------       -----------

           Net cash and cash equivalents used in
           operating activities                                (621,000)       (1,734,000)
                                                            -----------       -----------

INVESTING ACTIVITIES:
    Proceeds from available-for-sale securities                 567,000         1,499,000
    Acquisition of property and equipment, net                  (33,000)         (142,000)
                                                            -----------       -----------

        Net cash and cash equivalents provided by
        investing activities                                    534,000         1,357,000
                                                            -----------       -----------

FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                       31,000            32,000
                                                            -----------       -----------

Net decrease in cash and cash equivalents                       (56,000)         (345,000)
Cash and cash equivalents at beginning of period              4,125,000         4,251,000
                                                            -----------       -----------
Cash and cash equivalents at end of period                  $ 4,069,000       $ 3,906,000
                                                            ===========       ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
ACTIVITIES:
Conversion of convertible debentures and accrued
interest to common stock                                    $ 1,414,000       $        --
                                                            ===========       ===========


                             See accompanying notes.

                              CHEMTRAK INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

                                   (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

         The accompanying unaudited financial statements include all adjustments consisting of normal recurring adjustments which the Company's management believes to be necessary to fairly present the Company's financial position as of March 31, 1997, and the results of operations for the three months ended March 31, 1997.

         The operating results of the interim periods presented are not necessarily indicative of the results for the full year. The accompanying financial statements should be read in conjunction with the financial statements for the year ended December 31, 1996 (the "Form 10-K"), and the 1996 Annual Report to Stockholders (the "Annual Report"). The information set forth in the accompanying balance sheet as of December 31, 1996, has been derived from the audited balance sheet included in the above-referenced Form 10-K and Annual Report.

NOTE 2:  NET LOSS PER SHARE

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

NOTE 3:  INVENTORIES

         Inventories are stated at the lower of standard cost (which approximates actual costs on a first-in, first-out basis) or market. Inventories consisted of the following:

                                         MARCH 31, 1997        DECEMBER 31, 1996
                                         --------------        -----------------
Raw materials                               $398,000               $289,000
Work in process                               92,000                 63,000
Finished goods                               377,000                188,000
                                            --------               --------
    Total                                   $867,000               $540,000
                                            ========               ========



NOTE 4:  CONVERTIBLE DEBENTURES

         In May 1996, the Company issued $5,000,000 of convertible debentures resulting in net proceeds to the Company of $4,700,000 after deducting selling commissions. The debentures, which are due in May 1998, are convertible into common stock at the lower of 110% of the average closing bid prices during the ten-day trading period ending with the initial debenture funding date, or 82.5% of the similarly-defined average ten-day market price ending with the conversion date. The Company has the option to convert the amount of periodic interest due on the convertible debentures, computed at the rate of 7.5% per annum, into common stock of the Company in lieu of cash payments. Through March 31, 1997, all interest obligations on the debentures have been settled by the issuance of common stock.

         As of March 31, 1997, total principal of $4,305,000 had been converted into 2,728,852 shares of common stock and approximately 84,436 shares were issued to settle interest obligations.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHEMTRAK INCORPORATED



                                        By: __________________________________
                                               Edward F. Covell
                                               President, Chief Executive
                                               Officer, and Director
                                               (Principal Executive Officer)


                                        Date: ________________________________