Form 10-Q
period 1997-06-30
CHEMTRAK INC/DE
filed 1997-08-14
CIK 882242

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----
         Exchange Act of 1934. For the quarterly period ended June 30, 1997.

         Transition report pursuant to Section 13 or 15(d) of the Securities
-----
         Exchange Act of 1934.  For the transition period from     to     .
                                                              -----  -----

                         Commission File Number: 0-19749

                              CHEMTRAK INCORPORATED

    Delaware                                                 77-0295388
-------------------------------                          -----------------------
(State or other jurisdiction of                           (I.R.S Employer)
incorporation or organization)                           Identification No.)

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

                               Yes  X  No
                                  -----  -----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock $.001 par value   Outstanding at August 7, 1997: 12,994,006
       ----------------------------                                  -----------

                              CHEMTRAK INCORPORATED
                                      INDEX



PART I.        FINANCIAL INFORMATION                                                         PAGE
                                                                                             ----
                                                                                              NO.
                                                                                              ---

               Item 1:  Financial Statements

               Condensed Balance Sheets as of June 30, 1997 and December 31, 1996              3

               Condensed Statements of Operations for the three and six months ended
               June 30, 1997 and 1996                                                          4

               Condensed Statements of Cash Flows for the six months ended
               June 30, 1997 and 1996                                                          5

               Notes to Condensed Financial Statements                                       6-7

               Item 2:  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                    8-11


PART II.       OTHER INFORMATION


               Item 6:  Exhibits and Reports on Form 8-K                                      12


SIGNATURES                                                                                    13


EXHIBITS

                             CHEMTRAK INCORPORATED
                            CONDENSED BALANCE SHEETS



                                     ASSETS


                                                                                       June 30, 1997      December 30, 1996
                                                                                        ------------        ------------
                                                                                         (unaudited)           (Note)
Current assets:
   Cash and cash equivalents                                                            $  1,875,000        $  4,125,000
   Short-term investments                                                                         --             567,000
   Accounts receivable, net                                                                  520,000             485,000
   Inventories                                                                             1,523,000             540,000
   Prepaid expenses and other current assets                                                 131,000             320,000
                                                                                        ------------        ------------
      Total current assets                                                                 4,049,000           6,037,000
   Property and equipment, net                                                             2,286,000           2,738,000
   Other assets                                                                               66,000              66,000
                                                                                        ------------        ------------
Total assets                                                                            $  6,401,000        $  8,841,000
                                                                                        ============        ============


                                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                     $    248,000        $    289,000
   Accrued payroll and benefits                                                              165,000             199,000
   Other accrued liabilities                                                                 791,000             788,000
   Accrued royalties                                                                         149,000             105,000
                                                                                        ------------        ------------
      Total current liabilities                                                            1,353,000           1,381,000

Deferred Revenue                                                                             350,000                  --

Accrued rent                                                                                 315,000             295,000

Convertible debentures                                                                       506,000           2,135,000

Stockholders' equity:
   Common stock                                                                               13,000              12,000
   Additional paid-in capital                                                             43,160,000          41,375,000
   Deferred compensation                                                                     (39,000)            (49,000)
   Accumulated deficit                                                                   (39,257,000)        (36,308,000)
                                                                                        ------------        ------------
      Total stockholders' equity                                                           3,877,000           5,030,000
                                                                                        ------------        ------------

Total liabilities and stockholders' equity                                              $  6,401,000        $  8,841,000
                                                                                        ============        ============

        Note:   The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



                             See accompanying notes.

                              CHEMTRAK INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Three months ended                      Six months ended
                                                               June 30,                               June 30,
                                                   --------------------------------        --------------------------------
                                                       1997               1996                1997                 1996
                                                   ------------        ------------        ------------        ------------
Net revenues:
    Product sales                                  $    870,000        $    581,000        $  1,478,000        $  1,437,000
    Funded research and other revenues                       --              25,000             833,000             175,000
                                                   ------------        ------------        ------------        ------------
        Total net revenues                              870,000             606,000           2,311,000           1,612,000

Cost and expenses:
    Cost of product sales                               517,000             824,000           1,221,000           1,555,000
    Research and development                            579,000             729,000           1,032,000           1,473,000
    Marketing, general and administrative             1,530,000           1,179,000           3,153,000           2,273,000
                                                   ------------        ------------        ------------        ------------

        Total costs and expenses                      2,626,000           2,732,000           5,406,000           5,301,000
                                                   ------------        ------------        ------------        ------------

Operating loss                                       (1,756,000)         (2,126,000)         (3,095,000)         (3,689,000)

Interest income and (expense), net                      102,000            (663,000)            146,000            (596,000)
                                                   ------------        ------------        ------------        ------------

Net loss                                           $ (1,654,000)       $ (2,789,000)       $ (2,949,000)       $ (4,285,000)
                                                   ============        ============        ============        ============
Net loss per share                                 $      (0.13)       $      (0.29)       $      (0.24)       $      (0.44)
                                                   ============        ============        ============        ============

Shares used in calculating per share amounts         12,855,000           9,773,000          12,470,000           9,743,000
                                                   ============        ============        ============        ============

                              CHEMTRAK INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)


                                                                                 Six months ended
                                                                                     June 30,
                                                                       -------------------------------------
                                                                              1997                1996
                                                                       -----------------   -----------------
Operating activities:
   Net loss                                                               $  (2,949,000)        $(4,285,000)
   Adjustment to reconcile net loss to net cash and
     cash equivalents used in operating activities:
       Depreciation and amortization                                            403,000             430,000
       Interest expense and financing charges
       on convertible debentures                                                105,000             619,000
       Accrued rent                                                              20,000              27,000
       Stock option compensation and other                                           --               2,000
       Loss on disposal of assets                                               170,000                  --
   Changes in operating assets and liabilities:
       Accounts receivable                                                      (35,000)           (364,000)
       Inventories                                                             (983,000)           (266,000)
       Prepaid expenses and other current assets                                189,000             167,000
       Accounts payable                                                         (41,000)           (183,000)
       Accrued payroll and benefits                                             (34,000)             36,000
       Deferred Revenue                                                         350,000                  --
       Accrued royalties and other accrued liabilities                           47,000             349,000

                                                                       -----------------   -----------------
            Net cash and cash equivalents
              used in operating activities                                   (2,928,000)         (3,468,000)
                                                                       -----------------   -----------------


Investing activities:
   Proceeds from available-for-sale securities                                  567,000             514,000
   Acquisition of property and equipment, net                                    49,000            (190,000)
                                                                       -----------------   -----------------

            Net cash and cash equivalents provided
             by investing activities                                            616,000             324,000
                                                                       -----------------   -----------------

Financing activities:
   Net proceeds from issuance of convertible debentures                              --           4,700,000
   Issuance of common stock                                                      62,000             182,000
                                                                       -----------------   -----------------

            Net cash and cash equivalents provided
             by financing activities                                             62,000           4,882,000
                                                                       -----------------   -----------------

Net increase (decrease) in cash and cash equivalents                         (2,250,000)          1,738,000
Cash and cash equivalents at beginning of period                              4,125,000           4,251,000
                                                                       -----------------   -----------------
Cash and cash equivalents at end of period                                $   1,875,000         $ 5,989,000
                                                                       =================   =================


Supplemental disclosure of non-cash financing activities:
Conversion of convertible debentures and accrued
   interest to common stock                                               $   1,629,000           $      --
                                                                       =================   =================

                             See accompanying notes.

                              CHEMTRAK INCORPORATED

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  June 30, 1997

                                   (unaudited)

Note 1.  Basis of Presentation

        The accompanying unaudited financial statements include all adjustments consisting of normal recurring adjustments which the Company's management believes to be necessary to fairly present the Company's financial position as of June 30, 1997, and the results of operations for the three and six month periods ended June 30, 1997.


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

Note 2.  Net Loss Per Share

        Net loss per share is computed using the weighted average number of shares outstanding. Common equivalent shares from stock options are excluded in the computation as their effect is antidilutive.

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which ChemTrak is required to adopt on December 31, 1997. At that time, the Company will be required to change the method currently used to compute loss per share and to restate all prior periods. Under the new requirements for calculating primary loss per share, the dilutive effect of stock options will be excluded. The primary loss per share for the three and six month period ended June 30, 1997 and June 30, 1996 would not change as reported. The impact of Statement 128 is expected not to have a material effect on fully diluted loss per share.

                              CHEMTRAK INCORPORATED

                                  June 30, 1997

                                   (unaudited)



Note 3.  Inventories

        Inventories are stated at the lower of standard cost (which approximates actual costs on a first-in, first-out basis) or market. Inventories consisted of the following:


                    June 30, 1997    December 31,1996
                      ----------       ----------
Raw materials.......  $  728,000       $  289,000
Work in process.....     182,000           63,000
Finished goods......     613,000          188,000
                      ----------       ----------
  Total.............  $1,523,000       $  540,000
                      ==========       ==========


Note 4.  Convertible Debentures

        In May 1996, the Company issued $5,000,000 of convertible debentures resulting in net proceeds to the company of $4,700,000 after deducting selling commissions. The debentures, which are due in May 1998, are convertible into common stock at the lower of 110% of the average closing prices during the ten-day trading period ending with the initial debenture funding date, or 82.5 percent of the similarly-defined average ten-day market price ending with the conversion date. The Company has the option to convert the amount of periodic interest due on the convertible debentures, computed at the rate of 7.5% per annum, into common stock of the Company in lieu of cash payments. Through June 30, 1997, all interest obligations on the debentures have been settled by the issuance of common stock.

        The accompanying financial statements reflect deemed non-cash interest expense of $875,000 ($656,250 and $218,750 in the quarters ended June 30, 1996 and September 30, 1996, respectively).

        As of June 30, 1997, aggregate principal amount of $4,605,000 had been converted into 3,013,000 shares of common stock and approximately 84,436 shares were issued to settle interest obligations.

                              CHEMTRAK INCORPORATED

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the Company's 1996 Form 10K and elsewhere in this document.


OVERVIEW

        ChemTrak began marketing the AccuMeter(R) Cholesterol Test to the United States physicians office market in May 1991, following receipt of clearance from the FDA, and to the international consumer retail and physicians' office laboratory market in October 1991. In March 1993, the Company received clearance from the FDA for the United States consumer retail market. In January 1994, the Company began marketing the AccuMeter(R) Cholesterol Self-Test through United States consumer catalogs and signed a license and supply agreement with Direct Access Diagnostics ("DAD"), a Johnson & Johnson company, to market the Company's Total Cholesterol Test to over-the-counter retail outlets in North America. In December 1995, the Company regained the exclusive rights to market its Total Cholesterol Test in the United States retail market and re-launched the product in January 1996 under the trade name of CholesTrak(R).

        In April 1997, the Company entered into an agreement with Parents Alert to distribute a home drug test kit. Under terms of the agreement, ChemTrak will assume responsibility for nationwide marketing and distribution of the Parent's Alert Home Drug Test Service. In return, Parent's Alert will receive royalty payments and consulting payments from ChemTrak for the use of its name. Product distribution is expected to begin in the third quarter of this year.

        In March 1997, ChemTrak announced its entry into the colorectal disease testing market with the introduction of ColoCARE(R), a Home Test to Detect the Early Warning Signs of Colorectal Disease. The Company began shipments of ColoCARE(R) during the first quarter of 1997.

        In July 1996, the Company received clearance from the FDA to market its first test for infectious diseases, the H. pylori test for use in the physicians' office laboratory market. The first shipment to Astra Merck, Inc. as part of the 1995 agreement, is now expected to be delivered in the third quarter of 1997.

        In January of 1997, ChemTrak announced a pan-European license with Selfcare Inc. of Waltham, Massachusetts to market the AWARE(TM)home HIV test service in Europe. As part of the agreement Selfcare will pay for the cost of regulatory submissions in each of the countries of Europe. Selfcare, does however, have the option to terminate the agreement if the FDA does not approve ChemTrak's AWARE(TM) home HIV test service in 1997. In 1995, the Company acquired technology and filed with the FDA its pre-market approval application ("PMA") for the Company's AWARE(TM) home HIV test service. In June 1997, the FDA requested additional information regarding the PMA Filing. The Company is evaluating the FDA information request and the market opportunity for the product.

        As of June 30, 1997, ChemTrak had an accumulated deficit of approximately $39,257,000. The ability of the Company to achieve profitability is highly dependent upon numerous factors including, but not limited to, the Company's ability to directly market and distribute its cholesterol, H. Pylori, home drug test kit, and colorectal products in the United States, successful completion of the Company's regulatory approval process to market products under development, and the Company's ability to provide product in sufficient, cost effective quantities. Due to the uncertainty of these factors, it is difficult to reliably predict when such profitability may occur, if at all. Until such time as it achieves profitability, the Company is likely to require additional capital to finance its operations.

        The development and marketing of consumer medical devices is capital intensive. The Company has funded its operations to date through product sales, funded research and other revenues, and public and private equity and debt financings. The Company will require substantial additional funding in order to complete the development and marketing activities in which it is currently engaging, and to launch these products in the consumer marketplace. The Company intends to seek additional funding through collaborative agreements with corporate partners or through additional equity or debt financings. There can be no assurance that the Company will be able to enter into such arrangements on acceptable terms, or at all.

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

RESULTS OF OPERATIONS

NET REVENUES

        Net revenues increased to $870,000 for the three months ended June 30, 1997 from $606,000 for the three months ended June 30, 1996. Product sales increased to $870,000 in the three months ended June 30, 1997 from $581,000 in the three months ended June 30, 1996, primarily due to higher shipments of CholesTrak(R). Net revenues increased to $2,311,000 for the six months ended June 30, 1997 from $1,612,000 for the same period last year. The variance is due to Funded research and other revenues increasing to $833,000 for the six months ended June 30, 1997 from $175,000 for the six months ended June 30, 1996. Included in funded research and other revenues, for the six month period ending June 30, 1997, is a milestone payment from Astra Merck, Inc., who will market ChemTrak's H. pylori test as HpChek and a license fee from Selfcare, Inc. of Waltham, Mass. for the Pan-European licensing and distribution agreement for marketing the AWARE home HIV test service.


COST OF PRODUCT SALES

        Cost of product sales for the three months ended June 30, 1997, decreased to $517,000 from $824,000 for the three months ended June 30, 1996. For the six months ended June 30, 1997, cost of product sales decreased to $1,221,000 from $1,555,000 for the six months ended June 30, 1996. The decrease for both the three and six month periods was primarily due to the sale of product with lower recorded product cost and cost efficiencies from higher sales volumes, and an effort by management to reduce manufacturing costs.

        Product gross margin as a percentage of product sales increased to 41% for the three months ended June 30, 1997 from a negative 42% for the same period in 1996. Product gross margin as a percentage of product sales increased to 17% for the six months ended June 30, 1997 from a negative 8% for the six months ended June 30, 1996. These increases were primarily due to the reasons noted in the prior paragraph.



RESEARCH AND DEVELOPMENT


        Research and development expenses decreased to $579,000 in the three months ended June 30, 1997 from $729,000 for the three months ended June 30, 1996. For the six months ended June 30, 1997, research and development expenses decreased to $1,032,000 from $1,473,000 for the six month period ended June 30, 1996. These decreases were primarily due to fewer clinical studies, reduction in use of supplies and cost savings from a departmental reorganization.

MARKETING, GENERAL AND ADMINISTRATION


        Marketing, general and administrative expenses increased to $1,530,000 for the three months ended June 30, 1997 from $1,179,000 for the three months ended June 30, 1996. For the six months ended June 30, 1997, marketing, general and administration expenses were $3,153,000 as compared to $2,273,000 for the six months ended June 30, 1996. These increases were primarily due to selling and advertising expenses associated with the Company's CholesTrak total cholesterol test.


INTEREST INCOME AND (EXPENSE), NET

        Net interest income and (expense) increased to $102,000 of net interest income for the three months ended June 30, 1997 from $663,000 of net interest expense for the three months ended June 30, 1996, and increased to $146,000 of net interest income for the six months ended June 30, 1997 from $596,000 of net interest expense for the six months ended June 30, 1996. These increases were due to the inclusion of non-cash interest expense in the 1996 periods from the convertible debentures that the Company issued during May 1996.



LIQUIDITY AND CAPITAL RESOURCES

        From August 1985 through January 1992 the Company was financed through private placements of equity securities. In February 1992, the Company completed its initial public offering, raising approximately $23,500,000 net of issuance costs.

        At June 30, 1997, the Company had approximately $1,875,000 in cash.

        The Company had convertible debentures outstanding of $506,000 at June 30, 1997.

        The Company believes that its existing capital resources, together with internally generated funds and funded research, will need to be augmented by funds received from third parties, through collaboration agreements or equity or debt financing to complete the development and marketing activities in which it is currently engaged, and to launch these products in the consumer marketplace. If such funding cannot be obtained, the Company may be required to implement significant cost cutting measures to ensure the continuity of operations. The Company has begun implementing certain cost cutting measures. At the Company's current spending levels, the Company believes that available cash balances will be sufficient to fund the Company's operations through October of 1997. The Company's success is dependent on its ability to achieve profitable operations, reduce discretionary operating expenses and to obtain additional funds to support its operations. There can be no assurance that the Company will achieve profitable operations or successfully reduce discretionary expenses by a sufficient amount on a timely basis or that additional funds will be available when and as required by the Company on acceptable terms or at all.

                              CHEMTRAK INCORPORATED

                           PART II. OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits

               10.40 Consulting Agreement between the Company, Parent's Alert, Inc., a Georgia corporation ("Parent's Alert") and Sunny Cloud, an individual, dated April 30, 1997 (the "Consulting Agreement").

               10.41 License Agreement between the Company and Parent's Alert dated April 30, 1997 ("the Licensing Agreement").

               11.1     Statement re: computation of income (loss) per share

               27.1     Financial Statement Schedule



          b)   Reports on Form 8-K

               A report on Form 8-K was filed with the Commission on June 16, 1997, reporting the Company's plan to raise funds in a private equity placement.

                              CHEMTRAK INCORPORATED

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   August 14, 1997                   CHEMTRAK INCORPORATED


                                    /s/ Donald V. Fluken
                                    -----------------------------------------
                                    Donald V. Fluken
                                    Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER    EXHIBITS
------    ----------
10.40 Consulting Agreement between the Company, Parent's Alert Inc., a Georgia corporation ("Parent's Alert") and Sunny Cloud, an individual, dated April 30, 1997 (the "Consulting Agreement").

10.41 License Agreement between the Company and Parent's Alert dated April 30, 1997 ("the Licensing Agreement").

11.1      Statement re: computation of income (loss) per share

27.1      Financial Statement Schedule