Form 10-K/A
period 1996-12-31
CHEMTRAK INC/DE
filed 1997-08-15
CIK 882242

==============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                  FORM 10-K/A


                        AMENDMENT NO. 2 TO ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in any further amendment to the Registrant's Form 10-K. ____

         The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock reported on the Nasdaq National Market was $11,573,837 as of August 1, 1997.

         The number of shares of Common Stock outstanding as of August 1, 1997 was 12,994,006.



==============================================================================

                                EXPLANATORY NOTE


         This Form 10-K/A is being filed solely for the purpose of amending Exhibits 10.37 and 10.38 to the Annual Report on Form 10-K for the year ended December 31, 1996.

                             CHEMTRAK INCORPORATED

                               TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------
Item 14. Exhibits, Financial Statements and Reports on Form 8-K. . . . . .  3


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a)  (1)   Exhibits --

      Number

      10.37* Agreement between ChemTrak and Organon Teknika B.V., dated December 1, 1996 (the "Teknika Agreement").

      10.38* Development and Distribution Agreement between ChemTrak and Selfcare, Inc., dated December 31, 1996 (the "Selfcare Agreement").

------
*Confidential treatment has been requested for portions of this Exhibit.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CHEMTRAK INCORPORATED


                                            By: /s/  Edward F. Covell
                                                -------------------------------
                                                Edward F. Covell
                                                President, Chief Executive
                                                Officer and Director


Date: August 15, 1997

                                  EXHIBIT INDEX

EXHIBIT
NUMBER


  10.37* Agreement between ChemTrak and Organon Teknika B.V., dated December 1, 1996 (the "Teknika Agreement").

  10.38* Development and Distribution Agreement between ChemTrak and Selfcare, Inc., dated December 31, 1996 (the "Selfcare Agreement").

------
*Confidential treatment has been requested for portions of this Exhibit.