Form 10-Q/A
period 1997-06-30
CHEMTRAK INC/DE
filed 1997-09-24
CIK 882242

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
                                                   ============        ============        ============        ============

                              CHEMTRAK INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)


                                                                                 Six months ended
                                                                                     June 30,
                                                                       -------------------------------------
                                                                              1997                1996
                                                                       -----------------   -----------------
Operating activities:
   Net loss                                                               $  (2,949,000)        $(4,285,000)
   Adjustment to reconcile net loss to net cash and
     cash equivalents used in operating activities:
       Depreciation and amortization                                            403,000             430,000
       Interest expense and financing charges
       on convertible debentures                                                105,000             619,000
       Accrued rent                                                              20,000              27,000
       Stock option compensation and other                                           --               2,000
       Loss on disposal of assets                                               170,000                  --
   Changes in operating assets and liabilities:
       Accounts receivable                                                      (35,000)           (364,000)
       Inventories                                                             (983,000)           (266,000)
       Prepaid expenses and other current assets                                189,000             167,000
       Accounts payable                                                         (41,000)           (183,000)
       Accrued payroll and benefits                                             (34,000)             36,000
       Deferred Revenue                                                         350,000                  --
       Accrued royalties and other accrued liabilities                           47,000             349,000

                                                                       -----------------   -----------------
            Net cash and cash equivalents
              used in operating activities                                   (2,758,000)         (3,468,000)
                                                                       -----------------   -----------------


Investing activities:
   Proceeds from available-for-sale securities                                  567,000             514,000
   Acquisition of property and equipment, net                                  (121,000)           (190,000)
                                                                       -----------------   -----------------

            Net cash and cash equivalents provided
             by investing activities                                            446,000             324,000
                                                                       -----------------   -----------------

Financing activities:
   Net proceeds from issuance of convertible debentures                              --           4,700,000
   Issuance of common stock                                                      62,000             182,000
                                                                       -----------------   -----------------

            Net cash and cash equivalents provided
             by financing activities                                             62,000           4,882,000
                                                                       -----------------   -----------------

Net increase (decrease) in cash and cash equivalents                         (2,250,000)          1,738,000
Cash and cash equivalents at beginning of period                              4,125,000           4,251,000
                                                                       -----------------   -----------------
Cash and cash equivalents at end of period                                $   1,875,000         $ 5,989,000
                                                                       =================   =================


Supplemental disclosure of non-cash financing activities:
Conversion of convertible debentures and accrued
   interest to common stock                                               $   1,629,000           $      --
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