Form 10-Q
period 1997-09-30
CHEMTRAK INC/DE
filed 1997-11-03
CIK 882242

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the quarterly period ended September 30, 1997.

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

            For the transition period from __________ to __________.

                         Commission File Number: 0-19749
                                                ----------

                             CHEMTRAK INCORPORATED

                Delaware                                77-0295388
     -------------------------------        -----------------------------------
     (State or other jurisdiction of        (I.R.S Employer Identification No.)
     incorporation or organization)

                   929 E. Arques Avenue, Sunnyvale, CA  94086
                   -----------------------------------  -----
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (408) 773-8156

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

                          Yes    [X]        No  [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Class: Common Stock $.001 par value

 Outstanding at October 31, 1997:  13,643,145

                             CHEMTRAK INCORPORATED
                                     INDEX



                                                                                                           PAGE NO.
                                                                                                           --------
PART I.          FINANCIAL INFORMATION

                 Item 1:  Financial Statements

                 Condensed Balance Sheets as of September 30, 1997 and December 31, 1996                        3

                 Condensed Statements of Operations for the three and nine months ended
                 September 30, 1997 and 1996                                                                    4

                 Condensed Statements of Cash Flows for the nine months ended
                 September 30, 1997 and 1996                                                                    5

                 Notes to Condensed Financial Statements                                                      6-8

                 Item 2:  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                   9-13

PART II.         OTHER INFORMATION


                 Item 6:  Exhibits and reports on Form 8-K                                                     14


SIGNATURES                                                                                                     15


EXHIBITS

                             CHEMTRAK INCORPORATED
                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                               September 30, 1997   December 31, 1996
                                                               ------------------   -----------------
                                                                  (unaudited)             (Note)
Current assets:
   Cash and cash equivalents                                      $  2,641,000         $  4,125,000
   Short-term investments                                                 --                567,000
   Accounts receivable, net                                            429,000              485,000
   Inventories                                                       1,409,000              540,000
   Prepaid expenses and other current assets                           172,000              320,000
                                                                  ------------         ------------
      Total current assets                                           4,651,000            6,037,000
   Property and equipment, net                                       2,134,000            2,738,000
   Other assets                                                         66,000               66,000
                                                                  ------------         ------------
Total assets                                                      $  6,851,000         $  8,841,000
                                                                  ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                               $    836,000         $    289,000
   Accrued payroll and benefits                                        203,000              199,000
   Other accrued liabilities                                           779,000              788,000
   Accrued royalties                                                   150,000              105,000
                                                                  ------------         ------------
      Total current liabilities                                      1,968,000            1,381,000


Accrued rent                                                           313,000              295,000

Convertible debentures                                                 356,000            2,135,000

Stockholders' equity:
   Common stock                                                         13,000               12,000
   Additional paid-in capital                                       43,332,000           41,375,000
   Deferred compensation                                               (35,000)             (49,000)
   Accumulated deficit                                             (39,096,000)         (36,308,000)
                                                                  ------------         ------------
      Total stockholders' equity                                     4,214,000            5,030,000
                                                                  ------------         ------------

Total liabilities and stockholders' equity                        $  6,851,000         $  8,841,000
                                                                  ============         ============


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.












                             See accompanying notes.

                              CHEMTRAK INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      Three months ended                     Nine months ended
                                                          September 30,                       September 30,
                                                 -----------------------------      ------------------------------

                                                     1997              1996             1997              1996
                                                 ------------     ------------      ------------      ------------
Net revenues:
    Product sales                                $    666,000     $    583,000      $  2,144,000      $  2,020,000
    Funded research and other revenues              2,750,000              -           3,583,000           175,000
                                                 ------------     ------------      ------------      ------------
        Total net revenues                          3,416,000          583,000         5,727,000         2,195,000

Cost and expenses:
    Cost of product sales                           1,255,000          920,000         2,476,000         2,475,000
    Research and development                          459,000          447,000         1,491,000         1,920,000
    Marketing, general and administrative           1,576,000        1,064,000         4,729,000         3,337,000
                                                 ------------     ------------      ------------      ------------

        Total costs and expenses                    3,290,000        2,431,000         8,696,000         7,732,000
                                                 ------------     ------------      ------------      ------------

Operating income (loss)                               126,000       (1,848,000)       (2,969,000)       (5,537,000)

Interest income and (expense), net                     35,000         (239,000)          181,000          (835,000)
                                                 ------------     ------------      ------------      ------------

Net Income (Loss)                                $    161,000     $ (2,087,000)     $ (2,788,000)     $ (6,372,000)
                                                 ============     ============      ============      ============
Net Income (Loss) per share                      $       0.01     $      (0.20)     $      (0.22)     $      (0.65)
                                                 ============     ============      ============      ============

Shares used in calculating per share amounts       13,081,000       10,192,000        12,673,000         9,808,000
                                                 ============     ============      ============      ============

                              CHEMTRAK INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)


                                                                   Nine months ended
                                                                      September 30,
                                                              ----------------------------
                                                                  1997             1996
                                                              -----------      -----------
Operating activities:
   Net loss                                                   $(2,788,000)     $(6,372,000)
   Adjustment to reconcile net loss to net cash and
     cash equivalents used in operating activities:
       Depreciation and amortization                              563,000          641,000
       Interest expense and financing charges
       on convertible debentures                                  112,000          884,000
       Accrued rent                                                18,000           41,000
       Stock option compensation and other                            -              2,000
       Loss on disposal of assets                                 170,000              -
   Changes in operating assets and liabilities:
       Accounts receivable                                         56,000         (321,000)
       Inventories                                               (869,000)          52,000
       Prepaid expenses and other current assets                  148,000          161,000
       Accounts payable                                           547,000         (311,000)
       Accrued payroll and benefits                                 4,000           94,000
       Accrued royalties and other accrued liabilities             36,000          359,000
                                                              -----------      -----------
            Net cash and cash equivalents
              used in operating activities                     (2,003,000)      (4,770,000)
                                                              -----------      -----------


Investing activities:
   Proceeds from available-for-sale securities                    567,000          514,000
   Acquisition of property and equipment, net                    (129,000)        (287,000)
                                                              -----------      -----------

            Net cash and cash equivalents provided
             by  investing activities                             438,000          227,000
                                                              -----------      -----------

Financing activities:
   Net proceeds from issuance of convertible debentures               -          4,700,000
   Issuance of common stock                                        81,000          264,000
                                                              -----------      -----------

            Net cash and cash equivalents provided
             by financing activities                               81,000        4,964,000
                                                              -----------      -----------

Net increase (decrease) in cash and cash equivalents           (1,484,000)         421,000
Cash and cash equivalents at beginning of period                4,125,000        4,251,000
                                                              -----------      -----------
Cash and cash equivalents at end of period                    $ 2,641,000      $ 4,672,000
                                                              ===========      ===========


Supplemental disclosure of non-cash financing activities:
Conversion of convertible debentures and accrued
   interest to common stock                                   $ 1,779,000      $ 2,131,000
                                                              ===========      ===========





                             See accompanying notes.

                             CHEMTRAK INCORPORATED

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 30, 1997

                                   (unaudited)

Note 1.  Basis of Presentation

         The accompanying unaudited financial statements include all adjustments consisting of normal recurring adjustments which the Company's management believes to be necessary to fairly present the Company's financial position as of September 30, 1997, and the results of operations for the three and nine month periods ended September 30, 1997.


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

Note 2.  Net Income (Loss) Per Share

         Net income (loss) per share is computed using the weighted average number of shares outstanding. Common equivalent shares from stock options are excluded in the computation as their effect is antidilutive.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which ChemTrak is required to adopt on December 31, 1997. At that time, the Company will be required to change the method currently used to compute net income (loss) per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 is not expected to have a material effect on fully diluted net income (loss) per share.

                             CHEMTRAK INCORPORATED

                               September 30, 1997

                                  (unaudited)


Note 3.  Inventories

         Inventories are stated at the lower of standard cost (which approximates actual costs on a first-in, first-out basis) or market. Inventories consisted of the following:

                                           September 30, 1997    December 31,1996
                                           ------------------    ----------------
Raw materials ......................            $  775,000            $  289,000

Work in process ....................                49,000                63,000

Finished goods .....................               585,000               188,000
                                                ----------            ----------

Total ..............................            $1,409,000            $  540,000
                                                ==========            ==========



Note 4.  Convertible Debentures

         In May 1996, the Company issued $5,000,000 of convertible debentures resulting in net proceeds to the company of $4,700,000 after deducting selling commissions. The debentures, which are due in May 1998, are convertible into common stock at the lower of 110% of the average closing prices during the ten-day trading period ending with the initial debenture funding date, or 82.5 percent of the similarly-defined average ten-day market price ending with the conversion date. The Company has the option to convert the amount of periodic interest due on the convertible debentures, computed at the rate of 7.5% per annum, into common stock of the Company in lieu of cash payments. Through September 30, 1997, all interest obligations on the debentures have been settled by the issuance of common stock.

         The accompanying financial statements for the three months and nine months ended September 30, 1996 reflect non-cash interest expense relating to the discount feature of the convertible debentures of $219,000 and $875,000, respectively.

                             CHEMTRAK INCORPORATED

                               September 30, 1997

                                  (unaudited)

Note 4.  Convertible Debentures (continued)

         As of September 30, 1997, aggregate principal amount of $4,705,000 had been converted into 3,166,000 shares of common stock and approximately 84,000 shares were issued to settle interest obligations. As of October 31, 1997, the aggregate remaining principal amount of $295,000 had been converted into approximately 432,000 shares of common stock and approximately 33,000 shares were issued to settle the remaining interest obligations.

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


OVERVIEW

         ChemTrak began marketing the AccuMeter(R) Cholesterol Test to the United States physicians' office market in May 1991, following receipt of clearance from the FDA, and to the international consumer retail and physicians' office laboratory market in October 1991. In March 1993, the Company received clearance from the FDA for the United States consumer retail market. In January 1994, the Company began marketing the AccuMeter(R) Cholesterol Self-Test through United States consumer catalogs and signed a license and supply agreement with Direct Access Diagnostics ("DAD"), a Johnson & Johnson company, to market the Company's Total Cholesterol Test to over-the-counter retail outlets in North America. In December 1995, the Company regained the exclusive rights to market its Total Cholesterol Test in the United States retail market and re-launched the product in January 1996 under the trade name of CholesTrak(R).

         In July 1996, the Company received clearance from the FDA to market its first test for infectious diseases, the H. pylori test for use in the physicians' office laboratory market. In September 1997, the Company announced that it had re-acquired from Astra Merck, Inc. the rights to market the Company's H. pylori test, in the United States under the name HpChek(R). The Company received a one-time payment of $2.4 million from AMI.

         In April 1997, the Company entered into an agreement with Parent's Alert, Inc. to distribute a home drug test kit. Under terms of the agreement, ChemTrak will assume responsibility for nationwide marketing and distribution of the Parent's Alert Home Drug Test Service. In return, Parent's Alert will receive royalty payments and consulting payments from ChemTrak for the use of its name. Product distribution began in the third quarter of this year.

         In March 1997, ChemTrak announced its entry into the colorectal disease testing market with the introduction of ColoCARE(R), a Home Test To Detect the Early Warning Signs of Colorectal Disease. The Company began shipments of ColoCARE(R) during the first quarter of 1997.

         In 1995, the Company filed a Pre-Market Approval Application ("PMA") with the FDA for the Company's AWARE(TM) home HIV test service. In June 1997, the FDA requested additional information regarding the PMA filing. The Company is evaluating the FDA information request and the potential market opportunity for the product. In January 1997, the Company announced a pan-European license with Selfcare, Inc. ("Selfcare") to market the Aware(TM) home HIV test service in Europe. Selfcare has the right to terminate its agreement with the Company if FDA approval is not received before the end of 1997, and has indicated its intention to terminate the agreement at the end of the year if such approval is not received.

         As of September 30, 1997, ChemTrak had an accumulated deficit of approximately $39,096,000. The ability of the Company to achieve profitability is highly dependent upon numerous factors including, but not limited to, the Company's ability to directly market and distribute its cholesterol, H. Pylori, home drug test kit, and colorectal products in the United States, successful completion of the Company's regulatory approval process to market products under development, and the Company's ability to provide product in sufficient, cost effective quantities. Due to the uncertainty of these factors, it is difficult to reliably predict when such profitability may occur, if at all. Until such time as it achieves profitability, the Company is likely to require additional capital to finance its operations.

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

RESULTS OF OPERATIONS

NET REVENUES

         Net revenues increased to $3,416,000 for the three months ended September 30, 1997 from $583,000 for the three months ended September 30, 1996. Product sales increased to $666,000 in the three months ended September 30, 1997 from $583,000 in the three months ended September 30, 1996, primarily due to the launch of Parent's Alert(R). Net revenues increased to $5,727,000 for the nine months ended September 30, 1997 from $2,195,000 for the same period last year. The increase is due to funded research and other revenues increasing to $3,583,000 for the nine months ended September 30, 1997 from $175,000 for the nine months ended September 30, 1996. Included in funded research and other revenues, for the three and nine month periods ending September 30, 1997, is a $2,400,0000 payment from Astra Merck, Inc. for converting its exclusive agreement to market HpChek(R), ChemTrak's whole blood H.pylori test, into a non-exclusive option to market the product and to eliminate the required minimum annual purchases. Also, the Company recognized as revenue a $350,000 pre-payment received in April from Astra Merck which was forgiven as part of the September 1997 agreement.


COST OF PRODUCT SALES

         Cost of product sales for the three months ended September 30, 1997, increased to $1,255,000 from $920,000 for the three months ended September 30, 1996. For the nine months ended September 30, 1997, cost of product sales increased to $2,476,000 from $2,475,000 for the nine months ended September 30, 1996. The increase for the three month period was primarily due to a one-time manufacturing problem, now resolved.

         Product gross margin as a percentage of product sales decreased to a negative 88% for the three months ended September 30, 1997 from a negative 58% for the same period in 1996. Product gross margin as a percentage of product sales increased to a negative 15% for the nine months ended September 30, 1997 from a negative 23% for the nine months ended September 30, 1996. These decreases were primarily due to the reasons noted in the prior paragraph.

RESEARCH AND DEVELOPMENT


         Research and development expenses increased to $459,000 in the three months ended September 30, 1997 from $447,000 for the three months ended September 30, 1996. For the nine months ended September 30, 1997, research and development expenses decreased to $1,491,000 from $1,920,000 for the nine month period ended September 30, 1996. The decrease for the nine month period is primarily due to fewer clinical studies, reduction in use of supplies and cost savings from a departmental reorganization.

MARKETING, GENERAL AND ADMINISTRATION

         Marketing, general and administrative expenses increased to $1,576,000 for the three months ended September 30, 1997 from $1,064,000 for the three months ended September 30, 1996. For the nine months ended September 30, 1997, marketing, general and administration expenses were $4,729,000 as compared to $3,337,000 for the nine months ended September 30, 1996. These increases were primarily due to selling and advertising expenses associated with the Company's CholesTrak total cholesterol test.


INTEREST INCOME AND (EXPENSE), NET

         Net interest income and (expense) increased to $35,000 of net interest income for the three months ended September 30, 1997 from $239,000 of net interest expense for the three months ended September 30, 1996, and increased to $181,000 of net interest income for the nine months ended September 30, 1997 from $835,000 of net interest expense for the nine months ended September 30, 1996. These increases were due to the inclusion of non-cash interest expense in the 1996 periods from the convertible debentures that the Company issued during May 1996.

LIQUIDITY AND CAPITAL RESOURCES

         From August 1985 through January 1992 the Company was financed through private placements of equity securities. In February 1992, the Company completed its initial public offering, raising approximately $23,500,000 net of issuance costs.

         At September 30, 1997, the Company had approximately $2,461,000 in cash.

         The Company had convertible debentures outstanding of $356,000 at September 30, 1997. During October 1997 the remainder of the debentures were converted into approximately 432,000 shares of common stock. The proforma Capital Section of the September 30, 1997 balance sheet reflecting the conversions is shown below:


                                                                Proforma
                                      September 30, 1997   September 30, 1997
                                      ------------------   ------------------
                                          (unaudited)          (unaudited)

Convertible debentures                        356,000

Stockholders' equity:
  Common stock                                 13,000               13,000
  Additional paid-in capital               43,332,000           43,688,000
  Deferred compensation                       (35,000)             (35,000)
  Accumulated deficit                     (39,096,000)         (39,096,000)
                                          ------------         ------------
     Total stockholders' equity             4,214,000            4,570,000


         The Company believes that its existing capital resources, together with internally generated funds and funded research, will need to be augmented by funds received from third parties, through collaboration agreements or equity or debt financing to complete the development and marketing activities in which it is currently engaged, and to launch these products in the consumer marketplace. If such funding cannot be obtained, the Company may be required to implement significant cost cutting measures to ensure the continuity of operations. The Company has begun implementing certain cost cutting measures. At the Company's current spending levels, the Company believes that available cash balances will be sufficient to fund the Company's operations through March 1998. The Company's success will be dependent on its ability to achieve profitable operations, reduce discretionary operating expenses and obtain additional funds to support its operations. There can be no assurance that the Company will achieve profitable operations or successfully reduce discretionary expenses by a sufficient amount on a timely basis or that additional funds will be available when and as required by the Company on acceptable terms or at all.

                             CHEMTRAK INCORPORATED

                          PART II.  OTHER INFORMATION



Item 6.     Exhibits and Reports on Form 8-K

            a)   Exhibits


                 11.1     Statement re: computation of income (loss) per share

                 27.1     Financial Statement Schedule



            b)   Reports on Form 8-K

                 A report on Form 8-K was filed with the Commission on September 25, 1997, reporting the termination of the Company's agreement with Astra Merck.

                             CHEMTRAK INCORPORATED

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    November 3, 1997                           CHEMTRAK INCORPORATED



                                    /s/ Donald V. Fluken
                                    -------------------------------------------
                                    Donald V. Fluken
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

        11.1     Statement re: computation of income (loss) per share

        27.1     Financial Statement Schedule