Form 10-K405
period 1997-12-31
CHEMTRAK INC/DE
filed 1998-03-04
CIK 882242

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    FOR THE TRANSITION PERIOD FROM          TO

                        COMMISSION FILE NUMBER 0-19749

                             CHEMTRAK INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                77-0295388
   (STATE OR OTHER JURISDICTION                   (I.R.S. EMPLOYER
 OF INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

929 EAST ARQUES AVENUE, SUNNYVALE, CA                 94086-4520
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 773-8156

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $.001 PAR VALUE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of February 25, 1998, there were 13,643,145 shares of the Registrant's common stock, $0.001 par value, outstanding, which is the only outstanding class of common or voting stock of the Registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on the closing price for the common stock as quoted by the Nasdaq SmallCap Market on such date), was approximately $11,937,751.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  The Registrant has incorporated by reference into Part III of this Form 10-K, portions of its Proxy Statement for the 1998 Annual Meeting of Stockholders, which is currently scheduled to be held on April 16, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             FISCAL 1997 FORM 10-K

                             CHEMTRAK INCORPORATED

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
 PART I
    ITEM 1:  BUSINESS....................................................     3
    ITEM 2:  PROPERTIES..................................................    20
    ITEM 3:  LEGAL PROCEEDINGS...........................................    20
    ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    20
 PART II
    ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS.........................................    20
    ITEM 6:  SELECTED FINANCIAL DATA.....................................    21
    ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS...................................    21
    ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..    28
    ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................    28
    ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE....................................    28
 PART III
    ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    29
    ITEM 11: EXECUTIVE COMPENSATION......................................    29
    ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT..................................................    29
    ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    29
 PART IV
    ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
             8-K.........................................................    30

                                    PART I

ITEM 1. BUSINESS

  Except for the historical information contained herein, the following discussion may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Risk Factors."

                                    GENERAL

OVERVIEW

  ChemTrak Incorporated ("ChemTrak" or the "Company") develops, manufactures, markets and sells personal medical diagnostic systems for consumer over-the-counter ("OTC") markets, point-of-care markets and physician's office laboratories worldwide.

  The Company currently manufactures and distributes three products in the United States: Parent's Alert(R) Home Drug Test Service, a counselor supported home drug test service committed to helping parents prevent and eliminate drug abuse by their children ("Parent's Alert Home Drug Test Service"), the CholesTrak(R) Home Cholesterol Test ("CholesTrak"); and ColoCARE(R), a Home Test to Detect the Early Warning Signs of Colorectal Disease ("ColoCARE"). The Company expects to begin marketing and distribution of two additional products in 1998: the AccuMeter(R) H. pylori Test ("AccuMeter H. pylori Test"), a physician's office test to determine the presence of bacterium associated with gastric and peptic ulcers; and the AccuMeter(R) Theophylline Test ("AccuMeter Theophylline Test"), a point-of-care quantitative assay for theophylline, a commonly prescribed bronchodilator used by asthmatics. The CholesTrak, AccuMeter H. pylori Test, and AccuMeter Theophylline Test are based on the AccuMeter(R) ("AccuMeter") cassette system, a patented, non-instrumented, hand-held diagnostic technology. The AccuMeter cassette system is a technology applicable to a broad range of general chemistry and immunoassay tests designed to screen and diagnose health conditions with accuracy comparable to physician office and laboratory instrument tests.

  The Company's home test service permits consumers to take diagnostic tests in the privacy of their homes, mail samples to a certified testing laboratory, and receive confidential results and counseling from ChemTrak's credentialed counselors. The Company is in the process of developing home test services for a variety of other health conditions including diabetes, osteoporosis, menopause and prostate cancer.

  ChemTrak's products are available through most major chain drug stores and mass merchandisers.

  ChemTrak was incorporated in California in 1985 and reincorporated in Delaware in 1992. The Company's principal executive offices are located at 929 East Arques Avenue, Sunnyvale, California 94086-4520, its telephone number is
(408) 773-8156 and its fax number is (408) 773-1651. The Company also has a web site at www.chemtrak.com.

INDUSTRY BACKGROUND

  The diagnostic testing industry is experiencing continued growth as health care providers and payors recognize that regular diagnostic testing can result in earlier detection of diseases and more effective treatment, in turn helping reduce the overall cost of health care. According to industry sources, the OTC market for home health tests in the United States increased from $602 million in 1992 to over $1.4 billion in 1996, representing a 24.5% compounded annual growth rate. It is expected to grow to nearly $2.4 billion by the year 2001. The market expansion for home diagnostic products is due to, among other factors, a growing emphasis on preventive care in the medical community, a greater public involvement in health maintenance, and an increase in the ease of use and accuracy of home testing products.

  As innovative and cost-effective technology becomes available, diagnostic testing is gradually migrating from high volume clinical laboratories to point-of-care sites, such as clinics, physicians' offices, homes and emergency rooms. Although clinical laboratories will continue to provide batch testing, the Company believes that a market is emerging for point-of-care diagnostics which will result in earlier and more frequent testing. Point-of-care testing eliminates many of the inconveniences and costs incurred when using remotely located laboratories, such as specimen collection, preservation, transportation, processing and reporting of results.

  Preventive health care is emerging as a primary focus of medical intervention, and consumer self-testing is becoming an important part of preventative health care as individuals become increasingly aware of and involved with their own health. Several self-tests, including those for blood glucose, pregnancy, ovulation, fecal occult blood and various urine components, are used as physicians and patients realize their potential for promoting improved health care. None of these tests, however, gives accurate, quantitative results without an instrument.

  Age-related diseases are becoming increasingly prevalent. There are currently approximately 85 million Americans over age 45; this number is expected to increase by 55% by the year 2000 as the "baby boom" generation reaches the half-century mark. By the year 2000, 44% of the total United States population will be over age 45. Many conditions such as high cholesterol, diabetes, menopause, osteoporosis, colorectal disease and prostate cancer are much more prevalent in the older population than in the population generally, creating a sizeable market for self-tests for these conditions.

CHEMTRAK'S PLATFORMS

  ChemTrak's products are based on the following two platforms:

 THE ACCUMETER CASSETTE SYSTEM

  The AccuMeter cassette system is a non-instrumented proprietary technology platform for the measurement of analytes in biological fluids. The technology combines blood separation, sample volume measurement and chromatography in a single disposable cassette, giving accurate results in about 15 minutes. The cassette automatically performs the following four steps; (i) separates the blood derived from a fingerstick sample, (ii) precisely measures the amount needed to deliver accurate quantitative results, (iii) adds the reagents, and
(iv) provides results via a thermometer-like scale on the cassette. The Company believes that its AccuMeter cassette system is an enabling technology and will be applicable to a broad range of general chemistry and immunoassay tests. Unlike tests performed in clinical laboratories, where results may not be available for days, the Company's AccuMeter tests provide results within minutes.

 THE HOME TEST SERVICE

  ChemTrak's home test service uses proprietary software to provide consumers with confidential results and counseling services by credentialed professionals in the privacy of their own homes. ChemTrak's service uses a unique personal identification code to track the sample from receipt to laboratory processing to dissemination of results. The Company believes confidentiality and counseling are particularly important in cases in which sensitive information or intense emotions are involved. The Company's staff of credentialed counselors provide immediate support for consumers and referral to more long-term services in the consumer's geographical area.

  A brief description of each of the Company's products and proposed products follows.

DIAGNOSTIC TESTS

 PARENT'S ALERT HOME DRUG TEST SERVICE

  The Parent's Alert Home Drug Test Service was created to help parents prevent teen drug abuse. Company research shows that parents are open to the idea of home drug testing. Research also shows that over 20 million households in the United States have a child between the ages of 12 and 17 representing a total potential market of $165 million. The Company intends to pursue this market with the Parent's Alert Home Drug Test Service, the only counselor supported drug abuse test available. Parent's Alert Home Drug Test Service, retailing for approximately $44.95, helps parents in many aspects of preventing and eliminating drug use by their children -- including education, communication, counseling, and detection.

  Drug abuse is a serious problem in the United States. A Columbia University study showed that between 1992 and 1996, 51% of high school seniors reported trying illegal drugs and one in ten reported smoking marijuana daily. In 1996, 25% of nine to 12 year olds were offered drugs.

  The Company's market studies indicate that approximately 80% of mothers with children between the ages of 11 and 17 believe it is appropriate to test their children for drugs. Of these mothers, 42% preferred anonymous home testing as a means of conducting such a test and 18% indicated a strong interest in buying a product such as Parent's Alert Home Drug Test Service.

  To conduct the test, parents obtain and mail a urine sample in a sealed collection cup, identified only by a unique identification code to assure anonymity, in prepaid overnight Airborne Express shipping materials to a contracted laboratory certified by the Substance Abuse and Mental Health Services Administration. To obtain results, parents call a special toll-free number, again using the code as identification. Credentialed counselors, available five days a week, interpret and explain the test results, answer questions, and help parents identify the appropriate next steps depending on the test results. Results are available within three to five days. The Parent's Alert Home Drug Test Service detects the eight drugs most commonly abused by teens, including marijuana, cocaine and crack cocaine, opiates (heroin, morphine, codeine), amphetamines, methamphetamines, LSD, barbiturates and benzodiazepines. It is a fast, accurate and comprehensive test that provides parents with access to confidential counseling services.

  In 1998, the Company will focus on television advertising and public relations to support retail distribution and to increase parental awareness about Parent's Alert Home Drug Test Service as an effective tool to identify and combat drug abuse by teens. This type of home drug test is currently governed by United States Food and Drug Administration ("FDA") interim guidelines that permit its distribution without formal marketing clearance from the FDA. See "Government Regulation" and "Risk Factors--Government Regulation."

  In April 1997, the Company signed an agreement with Parent's Alert, Inc., under which it obtained the right to market and sell the Parent's Alert, Inc. test for drug abuse in conjunction with ChemTrak's home test service. The Company will pay royalties to Parent's Alert, Inc. based on product sales subject to certain minimum royalty payments. The initial term of the agreement is seven years, automatically renewable for successive one-year terms thereafter. ChemTrak may terminate the agreement if there is a change in the FDA interim guideline policy that has a material adverse effect on ChemTrak's ability to market the product. Either party may terminate the agreement in the event specified royalty and sales milestones are not met. In addition, the Company signed a three-year contract with Parent's Alert and Ms. Sunny Cloud, the president of Parent's Alert, Inc., pursuant to which Ms. Cloud agreed to provide consulting services in connection with the marketing and promotion of the product.

 CHOLESTRAK HOME CHOLESTEROL TEST

  Coronary heart disease is the leading cause of death in the United States with over 960,000 deaths in 1995. Approximately 60 million people in the United States have dangerously high (over 240mg/dl) cholesterol levels and more than 12 million are trying to lower and/or control their cholesterol levels through diet and exercise. The National Cholesterol Education Program suggests that people with cholesterol levels above 240mg/dl test their cholesterol level every three months. ChemTrak's test enables people to measure their cholesterol levels frequently without expensive and inconvenient doctor visits.

  CholesTrak was the first commercially available cholesterol test designed for home use. The AccuMeter-based test received FDA 510(k) clearance for professional use in 1991 (under the name AccuMeter Total Cholesterol Test) and for consumer use in 1993. CholesTrak provides an easy, accurate and reliable means for people to monitor their own cholesterol levels. The test, retailing for approximately $12, is widely distributed to pharmacy chains, mass merchandisers and wholesalers through a broker network and is supported by national advertising and promotion.

  ChemTrak's sales of CholesTrak were $2.3 million in 1997, representing 82% of the Company's overall sales.

 COLOCARE, A HOME TEST TO DETECT THE EARLY WARNING SIGNS OF COLORECTAL DISEASE

  ChemTrak began selling ColoCARE in March 1997. ColoCARE tests for the early warning signs of colorectal disease, which includes colon cancer, diverticulitis and hemorrhoids. The test has been cleared for marketing by the FDA under 510(k) and retails for approximately $7.00. It is sold under a license and distribution agreement with the test's developer, Helena Laboratories, Ltd.

  Colorectal cancer now accounts for over 134,000 new cases diagnosed annually. It is the nation's second leading cancer killer with 55,000 American deaths each year. According to the American Cancer Society and the American Gastroenterological Society (the "AGS"), this type of test can be as effective in detecting the early warning signs of colorectal disease as mammograms are for breast cancer detection. There are over 70 million adults over age 50 in the United States today. For persons over the age of 50, the AGS believes that annual screening tests for the early warning signs of colorectal cancer, where positive results are followed up with a doctor's visit, could reduce deaths caused by colorectal cancer by as much as one-third.

  ColoCARE is non-invasive, sanitary and easy to use in the privacy of the bathroom. A chemically treated pad is floated on the surface of the toilet water following a bowel movement and it turns blue or green within 30 seconds if hidden blood is present in detectable amounts. The presence of blood in the stool is a recognized early warning sign of colorectal disease. The user notes any color change, records the information and flushes the toilet. No sample handling is required. It is necessary to test three consecutive bowel movements. If during any of the tests there is a color change, a physician should be consulted as soon as possible. The test, recently evaluated in an independent research study conducted by a nationally recognized physician, was found to be superior to three other fecal occult blood screening tests in detecting cancer or pre-cancerous polyps.

 THE ACCUMETER H. PYLORI TEST

  H. pylori is a primary causative agent of gastric and peptic ulcers and, if left untreated, is associated with a high incidence of stomach cancer. H. pylori, which afflicts an estimated 40% of the United States population, is found in approximately 90% of patients with peptic ulcers and 70% of patients with gastric ulcers. Research has shown that once H. pylori is eliminated, the average one-year recurrence rate of ulcers is approximately 10%, compared to a 50% to 70% recurrence rate for ulcers treated with traditional histamine-2 receptor antagonists drugs ("H2RAs") alone.

  Each year, in the United States alone, there are over 40 million office visits for gastritis, one of the symptoms of a possible ulcer. In 1996, the worldwide market for medications containing H2RAs, which are used to treat gastric ulcers, exceeded $7 billion.

  H. pylori is usually detected either through endoscopy procedures performed by physicians or by experimental breath tests using special equipment. Clinical laboratories now perform a growing number of direct immunoassays for the antibodies to H. pylori in serum samples. The AccuMeter H. pylori Test is a one-step, whole blood test that will indicate in minutes the presence or absence of H. pylori antibodies. Endoscopies are invasive, expensive and require trained personnel to administer, in contrast to ChemTrak's test, which is less invasive, relatively inexpensive and easy to use. The Company's AccuMeter H. Pylori Test, its first test for infectious diseases, was cleared by the FDA for professional use in 1996 and received further 510(k) clearance for improved accuracy claims in March 1997.

 THE ACCUMETER THEOPHYLLINE TEST

  Theophylline is a bronchodilator used to treat the reversible spasms associated with asthma, chronic bronchitis, and emphysema. Approximately six million patients take theophylline to relieve or prevent these symptoms. Theophylline allows air to move more freely into and out of the lungs by relaxing the smooth muscle of the bronchial airways. The theophylline dosage must be periodically monitored to maintain a safe and effective concentration in the blood. Approximately 35 million tests for theophylline are performed annually, making it one of the most frequent tests given.

  In February 1997, ChemTrak received FDA 510(k) clearance to market its AccuMeter Theophylline Test. By monitoring concentration levels in the blood, the AccuMeter Theophylline Test allows doctors to treat asthma sufferers safely and confidently. Currently, most theophylline testing requires costly instrumentation that is not suitable for use in physician offices. ChemTrak's test enables physicians to monitor theophylline drug levels with ease during a single office visit.

 ACCUMETER PRODUCTS UNDER DEVELOPMENT

  ChemTrak is developing various new products based on the AccuMeter platform. These include diagnostic tests for menopause, prostate cancer, thyroid stimulating hormone, and an IGE test for allergic conditions.

  There can be no assurance that the Company will develop or complete development of any of its future products, that such products will receive marketing approval by the FDA or foreign regulatory authorities or that any current or future products will be manufactured in commercial quantities or marketed successfully.

 HOME TEST SERVICES UNDER DEVELOPMENT

  The Company is developing home test service products for the measurement of glycosylated hemoglobin (Hbalc), which will allow diabetics and their physicians to evaluate the long-term effectiveness of diabetes therapy, menopause, osteoporosis and prostate cancer. Each such proposed test service product would include a blood or urine collection kit, directions for the consumer to send the sample to a laboratory for analysis, and ChemTrak's home test reporting service toll-free telephone number.

  There can be no assurance that the Company will develop or complete development of any of its future products, that such products will receive marketing approval by the FDA or foreign regulatory authorities or that any current or future products will be manufactured in commercial quantities or marketed successfully.

  In February 1995, the Company acquired Coonan Clinical Laboratories, Inc. ("Coonan Clinical Laboratories"), a company engaged in research and development of a home HIV test service. The Company believed that the acquisition of Coonan Clinical Laboratories would accelerate the time to market for a home HIV test service product. The Company filed a pre-market approval for the AWARE(TM) Home HIV Test Service ("AWARE Home HIV Test Service") with the FDA in 1995 and amended it in 1996. In June 1997, the Company received a letter from the FDA in which the FDA asked for a significant amount of clarification and additional information for the filing. Due to the substantial expense and lengthy response process, along with the lack of development of a significant HIV home test market, the Company decided to withdraw its application. The Company's agreement with Selfcare, Inc. ("Selfcare") for the European distribution of the AWARE Home HIV Test Service was terminated by Selfcare because FDA market clearance was not received by the end of 1997.

SALES AND MARKETING

  ChemTrak's sales and marketing strategy is to expand its presence in the home diagnostics category through fulfillment of consumer health needs, addressing the issues of target markets and empowering individuals to take a more proactive role in their personal health care. The Company intends to take advantage of the emergence of preventative health care and consumer self-testing, focusing principally on the United States population over age 45 with its higher prevalence of conditions such as high cholesterol, colorectal disease, diabetes, menopause, osteoporosis, prostate cancer and other age-related diseases.

  In addition to its own sales force, ChemTrak has agreements with a number of broker organizations servicing the consumer retail market. These organizations receive a percentage of sales based upon performance. It sells to chain drug stores, mass merchandisers and natural/health food stores in the United States. In 1997, ChemTrak's home diagnostic test products were available at more than 20,000 chain drug stores. The Company also advertises and promotes its products to key population segments.

  Professional markets in the United States are served through a number of arrangements with pharmaceutical companies and medical product distributors. Through its corporate partner alliances and a network of international distributors, ChemTrak expects to more effectively reach the international consumer retail and United States physician's office markets. ChemTrak has in effect material contractual distribution relationships with the following corporate partners:

    THE BOOTS COMPANY PLC ("BOOTS"). In December 1991, the Company entered into a multi-year agreement with Boots for the sale of its cholesterol test under Boots' brand name in the United Kingdom. Boots is a diversified company and includes Boots The Chemists, a 1,069 store pharmacy division of Boots.

    JOKOH CO., LTD. JAPAN ("JOKOH"). In May 1996, ChemTrak completed a licensing and distribution agreement with Jokoh to introduce ChemTrak's non-instrumented, quantitative, whole-blood test for the asthma drug theophylline into the Japanese marketplace. The test has not yet been approved by Japanese authorities. If approved, the Company believes that its AccuMeter Theophylline Test will be the only non-instrumented, quantitative, whole-blood test for theophylline offered in Japan. Jokoh specializes in clinical laboratory analytical product manufacturing and marketing.

    ORION DIAGNOSTICA INC. ("ORION"). In March 1995, ChemTrak signed a three-year agreement with Orion Diagnostica, the United States division of a Finland-based worldwide manufacturer and marketer of diagnostic tests, granting it the right to market the Company's cholesterol test under its own name to physician offices, hospitals and commercial laboratories through its direct sales force as well as a network of medical surgical sales representatives throughout the United States.

  Boots is permitted to market and distribute products competitive with those of the Company; none of the Company's other corporate partners are permitted to do so. Generally, the agreements are terminable upon a material breach by either party. There can be no assurance that the foregoing corporate partner alliances, or any such future arrangements, will not be terminated prematurely by the Company's corporate partners, that the Company's corporate partners will purchase products or that such corporate partners will successfully market and sell the Company's products. Termination of any of these agreements could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that these corporate partners will meet their projected sales volumes, that the Company will be successful in retaining these corporate alliances or that it will be able to enter into additional alliances on acceptable terms if at all. In addition, the Company has distribution arrangements with a number of independent health care supply organizations, domestically and worldwide. See "Risk Factors--Reliance on Corporate Partners."

MANUFACTURING

  ChemTrak currently uses two automated production lines in its 58,000 square foot facility for the manufacture, assembly and packaging of its AccuMeter tests, including approximately 23,000 square feet dedicated to manufacturing. The Company's two production lines have a total capacity of up to 12 million units a year, which could permit the Company to substantially increase its product output without any significant new investment in manufacturing equipment. Federal and state inspections have found the Company's facility to be in substantial compliance with the FDA's current Quality System Regulations ("QSR").

PATENTS AND PROPRIETARY TECHNOLOGY

  The Company has pursued a patent portfolio to protect its technology. The Company has 14 United States patents with expiration dates between 2007 and 2010, five patents pending and nine foreign patents. The issued patents cover inventions relating to the basic principles of the AccuMeter technology, including blood separation and sample metering, as well as the physical components of the AccuMeter cassette system. The pending patent applications cover additional technologies and applications of the AccuMeter system. The Company's policy is to file patent applications to protect technology, inventions and improvements that are important to the development of its business. The Company also relies upon trade secrets, knowledge, continuing technological innovation and licensing opportunities to develop and maintain its competitive position.

  ChemTrak licenses certain parts of its AccuMeter technology from Boehringer Mannheim GmbH and Miles Inc. under non-exclusive royalty-bearing license agreements. The Company has entered into a nonexclusive royalty-bearing license agreement with Organon Teknika B.V., a subsidiary of AKZO Nobel, to practice the sol particle immunoassay technology used in the Company's AccuMeter H. pylori Test.

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

GOVERNMENTAL REGULATION

  Some of ChemTrak's products are regulated under the 1976 and 1990 device amendments to the Food, Drug and Cosmetic Act (the "Amendments"), which, among other things, classify devices into three categories (Class I, II and III) over which the FDA maintains increasing levels of regulation. Although some of ChemTrak's products may be classified as Class III, the majority of ChemTrak's products are or are expected to be classified as Class I or Class II devices. Prior to marketing any of these devices, the Company must obtain pre-clearance from the FDA, either through the 510(k) notification process or the pre-market approval ("PMA") process. If a product is a new Class III device, it requires a PMA. The PMA process is lengthy, usually taking approximately 18 to 30 months from the date of submission. The Company believes that the majority of its products can be cleared using the 510(k) notification process, which generally takes approximately six to 12 months from submission. The 510(k) notification process for the Company's CholesTrak took 18 months.

  Because all devices new to the marketplace after 1976 are automatically classified as Class III devices (unless they have been reclassified), the Company must, among other things, demonstrate that the product to be marketed is "substantially equivalent" to another legally marketed device in order to obtain 510(k) clearance. Test data from clinical trials may be required to demonstrate "substantial equivalence." These tests must be conducted in accordance with FDA requirements. The Company may commence marketing the product only after the FDA issues a written order finding that "substantial equivalence" has been established. By requesting additional data, the FDA can further delay the Company's market introduction of its products. Failure to obtain such FDA clearance for its future products could have a material adverse effect on the Company's business, financial condition and results of operations, as well as its relationships with its corporate partners.

  A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a Class III device for which the FDA has called for PMA's. A PMA application must be supported by valid scientific evidence that typically includes extensive data, including pre-clinical and human clinical trial data to demonstrate safety and efficacy of the device.

  The PMA application must also contain the results of all relevant bench tests, laboratory and animal studies, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling, advertising literature and training methods (if required). Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review; if so, the FDA will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the PMA. An FDA review of a PMA application generally takes 18 to 30 months from the date the PMA application is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians, likely will be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. The FDA is not bound by the recommendations of the advisory panel. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure the facilities are in compliance with the applicable QSR requirements.

  Use of a medical device for applications not covered in a 510(k) notification or a PMA, or modifications to a device that has been cleared to market through a 510(k) notification or an approved PMA, its labeling, or its manufacturing process, may require submission of a new 510(k) notification, a new PMA or a PMA supplement. New 510(k) notifications, PMA's or PMA supplements often require the submission of the same type of information required for the original submission except that it is generally limited to that information needed to support the proposed change from the product covered by the original submission. There can be no assurance that the Company will be able to obtain necessary regulatory approvals on a timely basis, or at all.

  The Amendments also require the Company to manufacture its products in compliance with the FDA's current QSR regulations and to register its manufacturing facility and its products. The Company has registered its facility and its products with the FDA. The Company has also registered its manufacturing facility with the Department of Health Services of the State of California, as required. Federal and state inspections have found the Company's facility to be in substantial compliance with the QSR regulatory requirements for its products. However, there can be no assurance that the Company's facility will continue to satisfy QSR regulations. The QSR regulations impose additional requirements, such as reporting obligations and restrictions on promotional activities. In addition, the manufacture, sale or use of the Company's products is subject to regulation by other federal entities, such as the Occupational Safety and Health Administration and the Environmental Protection Agency, and by various state agencies. Federal and state regulations regarding the manufacture, sale or use of the Company's products are subject to future change, which could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

  The Company knows of a number of United States companies that are developing products that may be used by the physicians' office or in consumer retail markets, some of which may be competitive with the Company's current and proposed products. There can be no assurance that the Company's products will be competitive with existing or future products, or that the Company will be able to establish and maintain a profitable price structure for its products.

  CHOLESTEROL TESTING: Currently, ChemTrak's competition for cholesterol testing in the physicians' office market consists mainly of clinical laboratories and companies offering instrumented tests. Several major diagnostic companies market instruments to physicians and hospitals that are capable of testing for whole blood cholesterol with accuracy similar to that of CholesTrak. The Company believes, however, that such instruments possess significant disadvantages in that they are expensive to purchase, operate and maintain. The Company is aware of only one other potential competitor in the home cholesterol test market, a non-instrumented test that was recently introduced by Technical Chemical Products, Inc. ("TCPI"). The TCPI test provides only qualitative results, however, while CholesTrak provides a quantitative result, showing actual cholesterol level. TCPI has withdrawn its product from the market after discussions with the FDA regarding its clearance.

  COLORECTAL CANCER TESTING: The Company is aware of another company which markets a home fecal occult blood test for colorectal screening that can be thrown in the toilet bowl. Other more traditional methods such as guaiac tests, which use stool sample collection, also compete with ColoCARE. A recent independent study of four fecal occult blood screening tests found that only ColoCARE detected the presence of precancerous polyps. The study also found that ColoCARE showed the highest positive predictive value for the detection of all types of polyps.

  H. PYLORI TESTING: The Company is aware of other companies, such as Quidel Corp. and Meridien Incorporated, that have developed tests for H. pylori that have received FDA clearance for the physicians' office market. The Company's research indicates that its AccuMeter H. pylori Test has the highest sensitivity level of any test on the market.

  DRUG ABUSE TESTING: The Company is aware of other United States companies, such as Psychemedics Corporation and Personal Health & Hygiene Inc., that have developed home tests to detect drug abuse. Psychemedics Corporation uses hair samples. Hair testing can not detect casual, recent drug use with the same accuracy as urine testing. Personal Health and Hygiene Inc. uses urine samples, but does not offer counseling services. The Company is not aware of any other drug home testing service which provides the counseling services offered with the Parent's Alert Home Drug Test Service or which tests for the eight drugs most commonly abused by teens.

  THEOPHYLLINE TESTING: In the point-of-care market, the Company is not aware of any companies that have received FDA clearance for non-instrumented theophylline tests.

EMPLOYEES

  The Company currently has 40 full-time employees, including three Ph.D.'s. Four of the Company's employees are in research and development, 23 are in manufacturing operations, seven are in marketing and sales and six are in administration. No Company employee is represented by a labor union, and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.

                                  MANAGEMENT

EXECUTIVE OFFICERS

  The executive officers of the Company as of December 31, 1997 are set forth below:

            NAME              AGE                            POSITION
            ----              ---                            --------
Edward F. Covell............   53 President, Chief Executive Officer and Director
Prithipal Singh, Ph.D.......   58 Chairman of the Board and Chief Technical Officer
Donald V. Fluken............   56 Chief Financial Officer, Vice President, Finance, and Secretary
Niquette L. Hunt............   33 Vice President, Sales and Marketing
Subba Rao Gunupudi,            51 Vice President, Product Development
 Ph.D.(1)...................
Thomas M. Waugh(2)..........   53 Vice President, Operations

--------
(1) Dr. Gunupudi, currently a consultant to the Company, resigned as Vice President, Product Development in January 1998.
(2) Mr. Waugh resigned as Vice President, Operations effective in February
    1998.

  EDWARD F. COVELL was appointed President and Chief Executive Officer of the Company in January 1997, after having served as President and Chief Operating Officer from May 1996 when he joined the Company. He was elected a director of the Company in August 1996. Prior to joining the Company, from 1994 to 1996, Mr. Covell was a management consultant focusing on the OTC medical device market. From 1992 to 1994, he was President and Chief Operating Officer of MedChem Products, Inc., a manufacturer of medical devices. Mr. Covell held a series of increasingly responsible positions with Tambrands Inc., a consumer health care products company, from 1980 through 1990, including Corporate Vice President and General Manager of the Diagnostics Division. Prior to joining Tambrands, Mr. Covell held various domestic and international management and product development positions with the Kendall Company, a diversified manufacturing company.

  PRITHIPAL SINGH, PH.D., a founder of the Company, has served as a director of the Company since 1985 and Chairman of the Board since 1988. Dr. Singh also served as a President of the Company from 1988 to 1993, as Chief Executive Officer from 1988 to January 1997, and has served as Chief Technical Officer since January 1997. From 1985 to 1988, Dr. Singh was a senior Vice President of Idetek, Inc., an animal health care company. Prior to joining Idetek, Dr. Singh was a Vice President of Syva Corp., a diagnostics company. Dr. Singh is also a director of Abaxis, Inc.

  DONALD V. FLUKEN, Chief Financial Officer, Vice President, Finance and Secretary, joined the Company in April 1997. Prior to joining the Company, in 1996, he was Vice President and Chief Financial Officer of Andros, Inc., a leading manufacturer of gas analyzers used for medical and environmental applications. From 1995 to 1996, he served as the Chief Financial Officer of Physicians Eyecare Network, a managed care provider network. From 1993 to 1994, he served as Vice President and Chief Financial Officer of BioGenex Laboratories, a diagnostics company. From 1983 to 1993, Mr. Fluken was the President of Results Management Inc., a corporate financial management consulting organization. He served as an interim Chief Financial Officer for a number of high technology companies during this period. He also held senior financial management positions with Microscience International, Measurex, Wordstar, Varian Associates, Levi Strauss & Company and Bell & Howell Company.

  NIQUETTE L. HUNT, Vice President, Sales and Marketing, joined the Company in December 1996 to lead the Company's domestic OTC marketing effort. Prior to joining the Company, she served as a Category Manager for Warner Lambert Company in its upper respiratory product group, which includes the Sudafed, Benadryl and Actifed brands. Prior to that she served as the Team Leader/Senior Product Manager for the Lubriderm and Benadryl brands. From 1987 to 1993 she was a brand manager for The Procter & Gamble Company, Inc. in the Health and Beauty Care sector, where she managed several leading products including Pantene, Pert Plus, Head & Shoulders and Prell. Prior to Joining Procter and Gamble, Ms. Hunt began her career in banking, working for J. P. Morgan.

  SUBBA RAO GUNUPUDI, PH.D., joined the Company as Director, Research and Development, in March 1996 and was elected Vice President, Research and Development in March 1997. Dr. Gunupudi, currently a consultant to the Company, resigned from the Company as Vice President, Research and Development in January 1998. Prior to joining ChemTrak, Dr. Gunupudi was a Manager and Group Leader for Technology and Product Development at Genzyme Diagnostics from 1992 to 1996. From 1988 to 1992 he was a project leader/senior scientist at Adeza Biomedical Corp. developing new diagnostic tests for gynecological diseases. Before joining the diagnostic industry, he held several positions from Research Associate to Assistant Professor at Temple University School of Medicine.

  THOMAS M. WAUGH, Vice President, Operations, joined the Company in May 1997. Mr. Waugh resigned from the Company effective February 1998. Prior to joining the Company, Mr. Waugh was a manufacturing consultant for Palomar Medical Technologies, Inc., a medical laser manufacturer. From 1992 to 1996 he was Vice President of Operations for American Dental Technologies, Inc., a dental laser manufacturing company. From 1989 to 1992, Mr. Waugh was a product manager for Surface Science Instruments Inc. where he developed a new chemical analysis instrument for the surface chemistry market. From 1988 to 1989 he served as Vice President Operations for Meicor Inc., a manufacturer of high power X-ray tubes.

TECHNICAL AND BUSINESS ADVISORS

  The Company periodically draws on the expertise of several advisors and consultants in fields related to the Company's technology and business. The following technical and business advisors consult with the Company on a frequent basis.

  RICHARD BASTIANI PH.D., has served as an advisor to the Company since August 1995. Dr. Bastiani is the President of Activated Cell Therapy, Inc. in Mountain View, California. Prior to joining Activated Cell Therapy, Inc., Dr. Bastiani was with Syva Co. for over 23 years where he held various management positions such as Vice President, Health Diagnostics Product Division, Vice President, Worldwide Marketing and Sales, and also as President from 1991 to 1994.

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

  BERTRAM ROWLAND, PH.D., J.D., has served as an advisor to the Company since June 1987. Dr. Rowland was a patent attorney with the law firm of Flehr, Hobach, Test, Albritton & Herbert and remains of counsel to that firm. Dr. Rowland advises the Company on intellectual property matters. Since 1991, Dr. Rowland has been the President of Drug Abuse Sciences Co. a disease management company for the treatment and rehabilitation of substance abusers.

  ERNEST M. TUCKER III, M.D., has served as an advisor to the Company since September 1992. Dr. Tucker is Chairman of the Department of Pathology for the Scripps Clinic and Research Foundation in La Jolla, California. He advises the Company regarding technical and clinical issues.

  MALCOLM JOZOFF has served as an advisor as well as a director of the Company since December 1993. Mr. Jozoff is the Chairman and Chief Executive Officer of The Dial Corporation, a consumer products company.

                                 RISK FACTORS

  This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company. Many of these risks are discussed in other sections of this report.

HISTORY OF LOSSES AND ACCUMULATED DEFICIT, FLUCTUATIONS IN OPERATING RESULTS

  The Company has incurred operating losses due to the limited number of its revenue-generating products and the high cost relative to sales of developing and marketing consumer medical devices. As of December 31, 1997, the Company had an accumulated deficit of $41.5 million. There can be no assurance that the Company will ever achieve profitability, or that profitability, if achieved, can be sustained on an ongoing basis. In addition, the Company has historically experienced significant fluctuations in its operating results on a quarterly and annual basis and anticipates that these fluctuations may continue. See "--Reliance on Small Product Line" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING; GOING CONCERN QUALIFICATION OF INDEPENDENT ACCOUNTANTS

  The development and marketing of consumer medical devices is capital intensive. The Company has funded its operations to date through public and private equity and debt financing and product sales. The Company's available cash, cash equivalents, short-term investments and revenues from existing collaborations, together with anticipated product revenues will not be sufficient to meet its capital requirements through the second quarter of 1998. The Company's accountants have issued a report that emphasizes substantial doubt about the Company's ability to continue as a going concern. In order to continue operations, the Company will need to seek additional debt or equity financing. There can be no assurance that such financing will be obtained on satisfactory terms or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Company has sought and intends to seek additional funding through collaborative agreements with corporate partners, term loans secured by fixed assets, and/or additional equity or debt financing. There can be no assurance that the Company will be able to enter into such arrangements on acceptable terms, or at all. If additional funds are raised by offering equity securities, substantial dilution to stockholders will result. To obtain funds through collaborative arrangements, the Company may be required to relinquish certain right to its technologies or products. If adequate funds are not available, the Company's operations will be adversely affected, and it may be required to delay or eliminate one or more of its development programs. In January 1998, the Company sold and issued shares of its Preferred Stock and plans to sell and issue additional shares of its Preferred Stock. For a period of 120 days following the issuance of the Preferred Stock, the Company may not issue any equity, convertible debt or other securities, or conduct any public or private offering, without the consent of the holders of the Preferred Stock, which consent may not be unreasonably withheld. The Preferred Stock will be convertible into shares of Common Stock pursuant to a conversion formula that is substantially dilutive to current shareholders. The conversion of the Preferred Stock will result in substantial dilution to stockholders. The Company is seeking stockholder approval at its Annual Meeting of Stockholders for the sale of Preferred Stock whose conversion into shares of Common Stock may be equal to or greater than 20% of the Common Stock or voting power of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity."

  In addition, the report of the Company's independent accountants for the year ended December 31, 1997, contains a qualification as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent in large part upon the successful completion of proposed financing transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Report of Coopers & Lybrand L.L.P., Independent Accountants, included in the Financial Statements.

PERSONNEL CHANGES; DEPENDENCE ON KEY PERSONNEL

  The Company is highly dependent upon a small group of management, manufacturing, marketing and scientific executives, the loss of whose services could have a material adverse effect on the Company's business, financial condition and results of operations. Recruiting and retaining qualified manufacturing, marketing and sales personnel and scientists to perform research and development work in the future will also be critical to the Company's ongoing operations. The Company faces competition for qualified individuals from numerous pharmaceutical, biotechnology, and medical device companies. There can be no assurance that the Company will be able to attract and retain such individuals.

  From time to time the Company has experienced difficulty in locating and retaining candidates with appropriate qualifications. Subba Rao Gunupudi, Ph.D., currently a consultant to the Company, resigned as Vice President, Research and Development, in January 1998. Thomas M. Waugh, Vice President, Operations, resigned in February 1998. The Company also believes stock options are a critical component for motivating and retaining its key employees. The decline in the price of the Company's Common Stock has made stock options previously granted with higher exercise prices less valuable to the Company's current employees and may make it more difficult for the Company to retain its key employees. The failure of the Company to attract and retain key personnel could have an adverse effect on the Company's business, results of operations, financial position and cash flows.

GOVERNMENT REGULATION

  The Company's ongoing product development activities, and the production and marketing of products, are subject to extensive regulation by government authorities in the United States and other countries. The regulatory process can be lengthy and requires the expenditure of substantial resources. There can be no assurances that any product developed by the Company will meet all of the applicable regulatory requirements necessary to receive marketing approval. Regulation by government authorities is a significant factor affecting the timing of the commercialization of the Company's products. The timing of regulatory approvals is not entirely within the Company's control. Failure to obtain, or delays in obtaining, requisite government approvals could delay or preclude the Company or its licensees from marketing the Company's products, could limit the commercial use of the products and could also allow competitors time to introduce competing products ahead of product introduction by the Company or its licensees and thereby have a material adverse effect on the Company's business, results of operations and financial condition. Moreover, FDA policy may change and additional government regulations may be established that could prevent or delay regulatory approval of the Company's potential products. In addition, a marketed product and its manufacturer are subject to continual regulation and review, and noncompliance with regulations or the later discovery of previously unknown problems with a product or manufacturer may result in sanctions or restrictions on such product or manufacturer, including fines, operating restrictions, withdrawal of the product from the market, or criminal prosecution.

  In February 1995, the Company acquired Coonan Clinical Laboratories, a company engaged in research and development of a home HIV test service. The Company believed that the acquisition of Coonan Clinical Laboratories would accelerate the time to market for a home HIV test service product. The Company filed a PMA for the AWARE Home HIV Test Service with the FDA in 1995 and amended it in 1996. In June 1997, the Company received a letter from the FDA in which the FDA asked for a significant amount of clarification and additional information for the PMA filing. Due to the substantial expense and lengthy response process, and a lack of development of a significant home HIV test market, the Company decided to withdraw its PMA application. The Company's agreement with Selfcare for the European distribution of the AWARE Home HIV Test Service was terminated by Selfcare because FDA market clearance was not received by the end of 1997.

  In order to market its products abroad, the Company also must comply with foreign regulators requirements, implemented by foreign health authorities, governing marketing approval. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above, and may involve additional requirements or risks. There is no assurance that a foreign regulatory body will accept the data developed by the Company for any of its products, and approval by the FDA does not ensure approval in other countries.

  The Parent's Alert Home Drug Test Service is currently operating under interim FDA guidelines which permit the sale of the test without marketing clearance from the FDA. Although the Company believes that the guidelines represent a policy shift at the FDA to facilitate this type of home test, there can be no assurance that the FDA will not alter its policy. Obtaining market clearance from the FDA would entail substantial expense for the Company. The Company's agreement with Parent's Alert, Inc. provides that it may be terminated by ChemTrak in the event of an unfavorable change in FDA requirements.

  The Company is required to manufacture its products in compliance with the FDA's QSR regulations, which require the Company to register its manufacturing facility and list its products. The Company has registered its facility and listed its products with the FDA. The Company has also registered its manufacturing facility with the Department of Health Services of the State of California, as required, and federal and state inspections have found the Company's facility to be in substantial compliance with the QSR requirements for its products. However, there can be no assurance that the Company's facility will continue to satisfy QSR requirements. The QSR regulations also impose additional requirements, such as reporting obligations and restrictions on promotional activities. In addition, the manufacture, sale or use of the Company's products are also subject to regulation by other federal entities, such as the Occupational Safety and Health Administration and the Environmental Protection Agency, and by various state agencies. Federal and state regulations regarding the manufacture, sale or use of the Company's products are subject to future change, which could have a material adverse effect on the Company's business, financial condition and results of operation. See "Business--Government Regulation."

RELIANCE ON SMALL PRODUCT LINE; UNCERTAINTY OF MARKET ACCEPTANCE

  To date, the Company has generated revenue from sales of three of its products, CholesTrak and ColoCARE, beginning in the first quarter of 1997, and the Parent's Alert Home Drug Test Service, during the third quarter of 1997. The Company has generated no significant sales revenue from its AccuMeter H. pylori Test or AccuMeter Theophylline Test, both approved by the FDA in late 1997. The timing and extent of revenues generated by these and other new products is highly uncertain and will depend in large part on market acceptance of the Company's products. The Company's future success will depend in part on its ability to obtain regulatory clearance for marketing its products and its ability to develop, manufacture and market future products on a timely basis. There can be no assurance that the Company's current product development efforts will be successful, or that products can be manufactured in commercial quantities at an acceptable cost or marketed successfully. In addition, there can be no assurance that any of the Company's products will gain significant market acceptance among physicians or the general public. Because of the Company's small product line, development, regulatory or market failures for even a single product are likely to have a material adverse effect on the Company's business, financial condition and results of operations.

RAPID TECHNOLOGICAL CHANGE, TECHNICAL UNCERTAINTY; HIGHLY COMPETITIVE INDUSTRY

  Rapid and substantial technological change are expected to continue in the health care industry generally and the diagnostic device industry in particular. There can be no assurance that the Company's products will not become obsolete or noncompetitive or that the Company will be able to keep pace with technological developments. The consumer retail and physician office markets have attracted a large number of competitors, many of which have substantially greater resources than ChemTrak. Numerous other companies are developing alternative strategies for areas in which the Company is marketing or intends to market products. These alternative strategies could compete with the Company's products and services. The Company's ability to anticipate changes in technology and industry standards and to develop and successfully introduce new and improved products that can gain market acceptance on a timely basis will be a critical factor in the Company's growth and competitiveness. Should the Company be unable, for technological or other reasons, to develop products that are technologically competitive, responsive to the needs of potential customers and competitively priced, its business will be materially adversely affected. The Company is in the early stage of development for various proposed AccuMeter and home test services. There can be no assurance that successful products can be developed in a timely fashion, or at all. There can be no assurance that the Company's competitors will not develop more effective or more affordable products or achieve earlier or more efficient product commercialization than the Company.

RELIANCE ON CORPORATE PARTNERS FOR PRODUCT DISTRIBUTION

  ChemTrak has a broker sales force and also relies on a number of collaborative arrangements with corporate partners for the distribution of its products. Many of these arrangements are terminable by corporate partners at the discretion of those partners. Termination of one or more of these arrangements could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to maintain these arrangements with its corporate partners or, if such arrangements are terminated, that the Company would be able to enter into arrangements with other corporate partners on satisfactory terms, or at all. In addition, there can be no assurance that corporate partners will market the Company's products effectively. In 1997, several of the Company's corporate partners terminated contracts with the Company.

PATENTS AND PROPRIETARY TECHNOLOGY

  The Company's ability to compete effectively is materially dependent on the proprietary nature of its technology. The Company currently has 14 United States patents, five patent applications pending and nine foreign patents. The patent position of medical device manufacturers, including ChemTrak, is uncertain and may involve complex legal and factual issues. Consequently, the Company does not know whether any of its patent applications will result in the issuance of any further patents, or whether issued patents will provide significant proprietary protection or will not be challenged, circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue, and since publications or discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, ChemTrak cannot be certain that it was the first creator of inventions covered by pending patent applications or that it was the first to file patent applications for such inventions. Moreover, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions, which could result in substantial cost to the Company as well as commitment of management resources. Third parties may be issued patents covering, or may otherwise acquire rights to, technology necessary or potentially useful to the Company. The commercial success of the Company is dependent in part upon its not infringing patents of third parties. There can be no assurance that licenses to such technology will be available on acceptable terms or at all. Failure of the Company to obtain any necessary licenses could delay or prevent the introduction of Company products. The Company may be required to resort to litigation to protect its patents or, other proprietary rights or may be the subject of litigation to protect its patents or against claims of infringement. Such litigation could result in costs and diversions of resources and could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company's patent applications will result in further issued patents or that such patents will offer protection against competitors with similar technology.

VOLATILITY OF STOCK PRICE

  The securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market prices of the common stock of many publicly traded medical device companies, including the Company, have in the past been, and can in the future be expected to be, especially volatile. Announcements of technological innovations or new products by the Company or its competitors, developments or disputes concerning patents or proprietary rights, publicity regarding actual or potential medical results relating to products under development by the Company or its competitors, regulatory developments in both the United States and foreign countries and economic and other external factors, as well as period-to-period fluctuations in the Company's financial results, may have a significant impact on the market price of the Company's Common Stock.

  Substantially all of the outstanding Common Stock of the Company is available for sale in the public marketplace. The Company has stock options outstanding to purchase an aggregate of 1,306,117 shares at exercise prices ranging from $0.75 to $9.75 per share. In addition, the Company has issued warrants as part of an equity financing agreement to purchase 133,333 shares of Common Stock at an exercise price of $0.75 per share. These warrants expire on the earliest date that the Company sells substantially all of its assets or the company is acquired. The Company has also sold and issued shares of Preferred Stock pursuant to an equity financing agreement and plans to issue and sell additional shares of Preferred Stock in subsequent financings. The Preferred Stock will be convertible into shares of Common Stock pursuant to a conversion formula which is substantially dilutive to current shareholders. No prediction can be made as to the effect, if any, that exercises or conversions of these options, warrants or Preferred Stock will have on the market prices prevailing from time to time. The possibility that substantial amounts of options, warrants or Preferred Stock can be exercised or converted may adversely affect prevailing market prices for the Common Stock, and could impair the Company's ability to raise capital through the sale of its equity securities. See "Management's Discussion and Analysis of Financial Results and Operating Conditions--Liquidity and Capital Resources."

RISK OF PRODUCT LIABILITY; UNCERTAINTY OF AVAILABILITY OF INSURANCE

  The Company's business exposes it to potential product liability risks that are inherent in the testing, manufacturing and marketing of medical devices. The Company maintains product liability insurance for products approved for marketing and intends to seek additional insurance as new products are approved. However, no assurance can be given that the Company will be able to acquire or maintain insurance or that insurance can be acquired or maintained at a reasonable cost or in sufficient amounts to protect the Company. There can be no assurance that insurance coverage and the resources of the Company would be sufficient to satisfy any liability resulting from product liability claims. A successful product liability claim or series of claims brought against the Company could have a material adverse effect on its business, financial condition and results of operations.

ENVIRONMENTAL REGULATION

  Due to the nature of its current and proposed manufacturing processes, the Company is subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. Although the Company believes that it has complied with these laws and regulations in all material respects and has not been required to take any action to correct any noncompliance, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental and health and safety regulations as it continues to increase production to commercial levels. In addition, the landlord of the Company's facility in Sunnyvale, California has advised the Company that the groundwater may be affected by contaminants migrating from an off-site source. Although the Company has been indemnified by its landlord as to claims brought by third parties with respect to this contamination and no claims have been asserted, in the event remedial action is required, there can be no assurance that the Company will not have to incur significant costs if the Company is required to remedy the groundwater contamination even though the Company is not responsible for the contamination or if the landlord does not fulfill its obligations.

RISKS ASSOCIATED WITH HAZARDOUS MATERIALS

  The Company's research and development involves the controlled use of hazardous materials and chemicals. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. In addition, the Company may incur substantial costs to comply with environmental regulations for its manufacturing operations. See "Environmental Regulation."

ANTI-TAKEOVER EFFECTS OF DELAWARE LAW AND CERTAIN CHARTER PROVISIONS

  The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the Company's stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that has been issued or may be issued in the future. The Company recently sold and issued shares of Preferred Stock pursuant to an equity financing in which it sold 1,300 shares of Preferred Stock. It plans to sell and issue additional shares of Preferred Stock in subsequent equity financings. The Preferred Stock will be convertible into shares of Common Stock pursuant to a conversion formula that is substantially dilutive to current shareholders. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations." The ability of the Board of Directors to authorize further issuances, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 could have the effect of delaying or preventing a change of control of the Company. The Company's Certificate of Incorporation provides for staggered terms for the members of the Board of Directors. The staggered Board of Directors and certain other provisions of the Company's Certificate of Incorporation and Bylaws may have the effect of delaying or preventing changes in control or management of the Company, which could adversely affect the market price of the Company's Common Stock.

PENNY STOCK REGULATIONS

  The Common Stock is traded on the Nasdaq SmallCap Market. In order to maintain its listing on the Nasdaq SmallCap Market, the Company must maintain net tangible assets, capital and public float at specified levels, and generally must maintain a minimum bid price of $1.00 per share. The Company's net tangible assets were approximately $2.2 million at December 31, 1997, compared to the current listing standard of $2 million. If the Company fails to maintain the specified standards necessary to be quoted on the Nasdaq SmallCap Market, the Company's securities could become subject to delisting. If the securities are delisted, trading in the securities could be conducted on the OTC Bulletin Board or in the over-the-counter market in what is commonly referred to as the "pink sheets." If this occurs a stockholder will find it more difficult to dispose of the securities or to obtain accurate quotations as to the price of the Securities. In addition, the Common Stock could become subject to the "penny stock" regulations promulgated under the Exchange Act, which impose additional restrictions on broker-dealers who trade in such stock and could severely limit the liquidity of the Company's securities.

  On March 3, 1998, the Company received a letter from Nasdaq stating that the Company would be delisted 90 days after the issuance of the letter, unless the Company generally maintained a bid price of $1.00 per share. The Company intends to solicit stockholders' votes for a reverse stock split during such 90 day period, or take other suitable measures, in order to maintain its Nasdaq SmallCap listing.

SHARES ELIGIBLE FOR FUTURE SALE; DILUTION

  Substantially all of the Company's shares are eligible for sale in the public market. The issuance of the Company's Common Stock upon conversion of its Preferred Stock, as well as future sales of such Common Stock or of shares of Common Stock by existing stockholders, or the perception that such sales could occur, could adversely affect the market price of the Common Stock. Conversion of the Company's Preferred Stock for shares of Common Stock could adversely affect the market price of the Common Stock. In addition, investors could experience substantial dilution upon conversion of the Company's Preferred Stock into Common Stock as a result of either (i) a decline in the market price of the Company's Common Stock immediately prior to conversion or
(ii) an event triggering the antidilution rights of any outstanding shares of Preferred Stock. See "Dilution" and "Description of Capital Stock."

ITEM 2--PROPERTIES

  The Company's corporate offices and principal laboratories are in an approximately 58,000 square foot facility located in Sunnyvale, California. The Company currently occupies the facility under a ten-year lease which commenced in July 1992. The Company believes that its existing facilities will be adequate to meet the Company's needs at least through 1998 and that suitable additional space will be available when and as needed.

ITEM 3--LEGAL PROCEEDINGS

  The Company is not involved in any legal proceedings, other than ordinary, routine litigation incidental to the Company's business.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Between February 19, 1992 and October 28, 1997, ChemTrak's Common Stock, par value $.001, was traded on the Nasdaq National Market under the symbol CMTR. Since October 29, 1997, ChemTrak's Common Stock has been traded on the Nasdaq SmallCap Market. The following table sets forth the range of high and low closing sales prices for ChemTrak Common Stock on the Nasdaq National Market and the Nasdaq SmallCap Market for the periods indicated.

                                                                     HIGH   LOW
                                                                     ----- -----
   1997
     First Quarter.................................................. $2.25 $1.38
     Second Quarter................................................. $1.56 $1.09
     Third Quarter.................................................. $1.09 $0.69
     Fourth Quarter................................................. $1.31 $0.72
   1996
     First Quarter.................................................. $5.44 $1.25
     Second Quarter................................................. $5.31 $2.50
     Third Quarter.................................................. $4.38 $1.91
     Fourth Quarter................................................. $2.56 $1.25

  The approximate number of record holders of the Company's Common Stock as of December 31, 1997 was 614. ChemTrak has not paid any cash dividends on its Common Stock since its inception and does not anticipate paying cash dividends in the foreseeable future.

  The Company is currently negotiating the terms of an agreement pursuant to which the Company will issue shares of Common Stock valued at $500,000, such value to be determined based upon the average closing bid price for the five previous trading days prior to the closing of the agreement, in exchange for advertising services. The agreement currently provides for the issuance of 51,613 warrants to purchase Common Stock, exercisable for five years at a price of $1.066. The agreement also provides for the issuance of additional shares of Common Stock and additional warrants pursuant to subsequent renewals of the agreement. Such shares will be restricted securities as that term is defined in the Securities Act.

  The Company also completed a Preferred Stock financing transaction in January 1998 and anticipates an additional financing transaction on approximately similar terms during the first quarter of 1998. In addition, the Company intends to seek the appropriate stockholder approval for an additional sale of Preferred Stock to be completed after the first quarter of 1998. See "Management's Discussion and Analysis of Financial Results and Operating Conditions--Liquidity and Capital Resources."

ITEM 6--SELECTED FINANCIAL DATA

  The selected financial data has been derived from, and should be read in conjunction with, the audited financial statements of the Company and related notes thereto. The selected financial data set forth below should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                           YEAR ENDED DECEMBER 31,
                                   -------------------------------------------
                                    1997     1996     1995     1994     1993
                                   -------  -------  -------  -------  -------
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenue:
  Product revenue................. $ 2,819  $ 2,463  $ 2,171  $ 7,780  $ 2,662
  License termination and
   conversion fee.................   2,750      --     3,600      --       --
  Initial license fee.............     333      --       500    1,450      --
  Funded research and other
   revenue........................     500      598      625    1,090    2,048
                                   -------  -------  -------  -------  -------
    Total net revenue.............   6,402    3,061    6,896   10,320    4,710
  Operating loss..................  (5,438)  (7,010)  (3,529)  (1,308)  (9,820)
  Net loss........................  (5,195)  (7,826)  (3,269)  (1,065)  (9,240)
  Net loss per common share and
   per common share--assuming
   dilution....................... $ (0.40) $ (0.77) $ (0.34) $ (0.12) $ (1.01)
  Shares used in calculating net
   loss per common share and per
   common share--assuming
   dilution.......................  12,916   10,228    9,649    9,225    9,192
BALANCE SHEET DATA:
  Cash, cash equivalents and
   short-term investments......... $ 1,114  $ 4,692  $ 6,254  $ 7,773  $ 6,821
  Working capital.................   1,104    4,656    5,944    7,816    7,990
  Total assets....................   4,285    8,841   10,383   13,308   13,304
  Long-term debt..................     267    2,135      --       --       --
  Accumulated deficit............. (41,503) (36,308) (28,482) (25,213) (24,148)
  Total stockholders' equity(1)...   2,208    5,030    9,018   11,345   12,232

--------
(1) The Company has not declared any cash dividends on its Common Stock since its inception and does not anticipate paying cash dividends in the foreseeable future.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and in the section "Business" generally and more specifically "Business--Risk Factors."

OVERVIEW

  ChemTrak develops, manufactures, markets and sells personal medical diagnostic systems for consumer OTC markets, point-of-care markets and physician's office laboratories worldwide.

  Unlike tests performed in clinical laboratories, where results may not be available for days, the Company's tests provide diagnoses and results within minutes. The Company currently manufactures and distributes three products in the United States: Parent's Alert Home Drug Test Service, a counselor supported home drug test service committed to helping parents prevent and eliminate drug abuse by their children, CholesTrak and ColoCARE. The Company expects to begin marketing and distribution of two additional products in 1998: the AccuMeter H. pylori Test, a physician's office test to determine the presence of H. pylori bacterium associated with gastric and peptic ulcers; and the AccuMeter Theophylline Test, a point-of-care assay for theophylline, a commonly prescribed bronchodilator used by asthmatics. The CholesTrak, H. pylori, and theophylline tests are based on the AccuMeter cassette system, a patented, non-instrumented, hand-held diagnostic technology. The AccuMeter cassette system is an enabling technology applicable to a broad range of general chemistry and immunoassay tests designed to screen and diagnose health conditions with accuracy comparable to physician office and laboratory instrument tests.

  In April 1997, the Company signed an agreement with Parent's Alert, Inc., under which it obtained the right to market and sell the Parent's Alert, Inc. test for drug abuse in conjunction with ChemTrak's home test service. The Company will pay royalties to Parent's Alert, Inc. based on product sales subject to certain minimum royalty payments. The initial term of the agreement is seven years, automatically renewable for successive one-year terms thereafter. ChemTrak may terminate the agreement if there is a change in the FDA interim guideline policy that has a material adverse effect on ChemTrak's ability to market the product. Either party may terminate the agreement in the event specified royalty and sales milestones are not met. In addition, the Company signed a three-year contract with Parent's Alert and Ms. Sunny Cloud, the president of Parent's Alert, Inc., pursuant to which Ms. Cloud agreed to provide consulting services in connection with the marketing and promotion of the product.

  CholesTrak received FDA 510(k) clearance for professional use in 1991 (under the name AccuMeter Total Cholesterol Test) and for consumer use in 1993. The Company began marketing CholesTrak to the United States physicians' office market in May 1991 and to the international consumer retail and physicians' office laboratory market in October 1991. In January 1994, the Company began marketing the AccuMeter Cholesterol Self-Test through United States consumer catalogs and signed a license and supply agreement with Direct Access Diagnostics ("DAD"), a Johnson & Johnson subsidiary, to market the Company's Total Cholesterol Test to over-the-counter retail outlets in North America. In December 1995, the Company regained the exclusive rights to market its Total Cholesterol Test in the United States retail market and re-launched the product in January 1996 under the trade name of CholesTrak.

  The Company began selling ColoCARE in March 1997. The test has received FDA 501(k) clearance. The test retails for approximately $7.00 and is sold under a license and distribution agreement with the test's developer, Helena Laboratories, Ltd.

  The Company's AccuMeter H. Pylori Test was cleared by the FDA for professional use in 1996 and received further 510(k) clearance for improved accuracy claims in March 1997. In September 1997, the Company announced that it had re-acquired from AMI the rights to market the Company's H. pylori test in the United States. The Company received a one-time payment of $2.4 million from AMI. In February 1997, ChemTrak received FDA 510(k) clearance to market its AccuMeter Theophylline Test.

  In February 1995, the Company acquired Coonan Clinical Laboratories, a company engaged in research and development of a home HIV test service. The Company believed that the acquisition of Coonan Clinical Laboratories would accelerate the time to market for a home HIV test service product. The Company filed a pre-market approval for the AWARE Home HIV Test Service with the FDA in 1995 and amended it in 1996. In June 1997, the Company received a letter from the FDA in which the FDA asked for a significant amount of clarification and additional information for the filing. Due to the substantial expense and lengthy response process, coupled with the lack of development of a significant market for home HIV testing, the Company decided to withdraw its application. The Company's agreement with Selfcare for the European distribution of the AWARE Home HIV Test Service was terminated by Selfcare because FDA market clearance was not received by the end of 1997.

  The Company has incurred operating losses due to the limited number of revenue-generating products and the high cost of developing and marketing consumer medical devices. As of December 31, 1997, the Company had an accumulated deficit of $41.5 million. The ability of the Company to achieve profitability is highly dependent upon numerous factors including, but not limited to, successful completion of the Company's regulatory approval process to market products under development and the Company's ability to provide products in sufficient, cost effective quantities and the Company's ability to raise necessary funding for advertising. There can be no assurance that the Company will ever achieve profitability, or that profitability, if achieved, can be sustained on an ongoing basis. Until such time as it achieves profitability, the Company will require additional capital to finance its operations.

  The development and marketing of consumer medical devices is capital intensive. The Company has funded its operations to date through public and private equity and debt financing and product sales. The Company's available cash, cash equivalents, short-term investments and revenues from existing collaborations, together with anticipated product revenues will not be sufficient to meet its capital requirements through the second quarter of 1998. In order to continue operations, the Company will need to seek additional debt or equity financing. There can be no assurance that such financing will be obtained on satisfactory terms or at all.

  The Company has sought and intends to seek additional funding through collaborative agreements with corporate partners, term loans secured by fixed assets, and/or additional equity or debt financing. There can be no assurance that the Company will be able to enter into such arrangements on acceptable terms, or at all. The Company has sold and issued shares of Preferred Stock pursuant to an equity financing agreement and plans to issue and sell additional shares of Preferred Stock in subsequent financings. The Preferred Stock will be convertible into shares of Common Stock pursuant to a conversion formula that is substantially dilutive to current shareholders. To obtain funds through collaborative arrangements, the Company may be required to relinquish certain right to its technologies or products. If adequate funds are not available, the Company's operations will be adversely affected, and it may be required to delay or eliminate one or more of its development programs.

  The Company has historically experienced significant fluctuations in its operating results and anticipates that these fluctuations may continue. The securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market prices of the common stock of many publicly traded medical device companies, including the Company, have in the past been, and can in the future be expected to be, especially volatile. Announcements of technological innovations or new products by the Company or its competitors, developments or disputes concerning patents or proprietary rights, publicity regarding actual or potential medical results relating to products under development by the Company or its competitors, regulatory developments in both the United States and foreign countries and economic and other external factors, as well as period-to-period fluctuations in the Company's financial results, may have a significant impact on the market price of the Company's Common Stock. See "--Liquidity and Capital Resources."

RESULTS OF OPERATIONS--YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

  NET REVENUES: Net revenues were $6,402,000 in 1997, consisting of $2,819,000 from product sales of which one customer accounted for 19% of product sales, $2,750,000 in license termination and conversion fees, $333,000 in initial license fee payments, and $500,000 in milestone payments from Astra Merck Inc. ("AMI"), compared with net revenues of $3,061,000 in 1996, consisting of $2,463,000 from product sales and $598,000 from funded research and other revenue. Included in license termination and conversion fees, for the year ended December 31, 1997, is a $2,400,000 payment from AMI for converting its exclusive agreement to market HpChek(R), ChemTrak's whole blood H. pylori test, into a non-exclusive option to market the product and to eliminate the required minimum annual purchases. Also, the Company recognized as license termination and conversion fees a $350,000 payment, received in April from AMI which was forfeited as part of the September 1997 agreement. The payment was originally made in consideration for products that the Company had produced, but not yet shipped. The increase in net revenues in 1997 as compared to 1996 was primarily due to this one-time license termination and conversion fee from AMI and to the receipt of a $333,000 initial license fee from Selfcare for the European distribution of the AWARE Home HIV Test Service.

  Net revenues for 1995 were $6,896,000, consisting of $2,171,000 from product sales, $3,600,000 from a one-time license termination fee from DAD, and a $500,000 initial license fee payment from AMI. Funded research and other revenue consist of a $415,000 milestone payment from DAD and SBIR grants of $210,000.

The decrease in net revenues in 1996 compared with 1995 was primarily due to a one-time license termination fee from DAD of $3,600,000, included in 1995 revenues.

  As a result of product orders from DAD falling below the minimum as provided for in the license agreement, the Company and DAD negotiated the early termination of the agreement. In December 1995, ChemTrak concluded its agreement with DAD and regained the exclusive North American retail marketing rights for its home cholesterol test. Under the terms of the agreement, ChemTrak received a one-time license termination fee of $3,600,000 and also regained the marketing rights to its test for the high-density lipoprotein
(HDL) or "good cholesterol" which had been cleared for professional use by the FDA. DAD ceased shipments in December and ChemTrak resumed shipment of CholesTrak to the same chain drug stores, mass merchandisers and wholesalers in January 1996.

  COST OF PRODUCT SALES: In 1997, the cost of product sales was $3,572,000 compared with $3,201,000 in 1996 and $3,191,000 in 1995. The increase in the cost of product sales in 1997 compared with 1996 was principally due to an increase in production resulting from higher levels of product shipments. As a result of low product sales in 1997, 1996 and 1995, the cost of product sales in those years exceeded revenue product sales due to fixed costs associated with the Company's production facilities and equipment. The increase is also due to a manufacturing problem, now resolved, associated with its cholesterol product and a write-off of a product associated with the cancellation of the AMI agreement.

  RESEARCH AND DEVELOPMENT: The Company incurred research and development expenses of $1,897,000 in 1997 and $2,439,000 in 1996, compared to $4,293,000 in 1995. Research and development expenses were reduced in 1997 as compared to 1996 primarily as a result of fewer clinical studies, reduction in the use of supplies and cost savings from a departmental reorganization. The decrease in research and development expenses in 1996 compared with 1995 was primarily due to costs associated with the acquisition of Coonan Clinical Laboratories in 1995. The Company recorded a $1,500,000 charge in 1995 for in-process research and development effort associated with Coonan Clinical Laboratories' technology.

  MARKETING, GENERAL AND ADMINISTRATIVE: Marketing, general and administrative expenses increased to $6,371,000 in 1997, from $4,431,000 in 1996 and $2,941,000 in 1995. The increases in 1997 and 1996 were due to increased marketing and advertising activities to support the Company's efforts to support its products, primarily CholesTrak on a direct to wholesaler basis.

  INTEREST EXPENSE: Interest expense in 1996 is the result of the Company's issuance of convertible debentures that allow holders to convert their debentures into common stock at a 17.5% discount to the then fair market value of the Company's common stock. The Company accounted for this non-cash charge in accordance with Securities and Exchange Commission guidance. There was no interest expense in 1997 since in 1996 the debentures were converted to equity these periods.

  INTEREST AND OTHER INCOME: Interest income was $243,000 in 1997 compared to $59,000 in 1996 and $260,000 in 1995. The decrease in 1996 compared to 1997 and 1995 was primarily due to lower effective interest rates and lower cash balances.

  INVENTORIES: Inventories increased to $1,068,000 in 1997 from $540,000 in 1996. The increase is attributable to increases in the quantity of raw materials and finished goods. The decrease in the raw material reserve results from a decrease in obsolete and slow-moving items. Management believes that the current customer pool has increased to the point where raw material inventory is more likely to be utilized in the manufacturing process and shipped as a finished product. The change in finished goods is primarily due to an increase in inventory of CholesTrak and the addition of two new products in 1997, ColoCARE and Parent's Alert Home Drug Test Service.

LIQUIDITY AND CAPITAL RESOURCES

  In 1996, approximately $4.7 million in net proceeds was obtained from the sale of convertible debentures. In 1997, the Company raised $500,000 in a term financing.

  As of December 31, 1997, including the receipt of approximately $500,000 of proceeds from a term financing, the Company had cash, cash equivalents and short-term investments of $1,114,000. During 1997, the Company had a net decrease of $3.0 million of cash and cash equivalents associated with its operations primarily as a result of the Company's operating loss during 1997.

  The development and marketing of medical devices is capital intensive. The Company currently has funded its operations to date through product sales and public and private equity and debt financings. The Company will require substantial additional funding in fiscal 1998 for development and marketing activities in which it is currently engaging and to launch products in the consumer marketplace. The Company intends to seek additional funding through collaborative agreements with corporate partners or through additional equity or debt financing.

  The Company's existing capital resources, together with internally generated funds and funded research, will need to be augmented by funds received through collaboration agreements or equity or debt financing to meet its current budgeted operating needs as well as requirements for property, plant and equipment. Without such additional funds, the Company will not have sufficient resources to continue operations through the second quarter of 1998. See "Risk Factors--Future Capital Needs; --Uncertainty of Additional Funding"). In addition, the report of the Company's independent accountants for the year ended December 31, 1997 contains a qualification as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent in large part upon the successful completion of proposed financing transactions. See Report of Coopers & Lybrand L.L.P., Independent Accountants, included in the Financial Statements. The Company's ongoing operations are dependent on its ability to achieve profitable operations, reduce discretionary operating expenses and to obtain additional funds to support its operations. There can be no assurance that the Company will achieve profitable operations or successfully reduce discretionary expenses by a sufficient amount on a timely basis or that additional funds will be available when and as required by the Company on acceptable terms or at all.

  On December 31, 1997, the Company entered into an Equipment Financing Agreement (the "Pentech Agreement") with Pentech Financial Services, Inc. ("Pentech") pursuant to which Pentech has committed up to $1,000,000 to the Company under an equipment financing commitment secured by all of the Company's fixed assets. The terms of the Pentech Agreement provide that the Company will make payment of 3.767% of any advances thereunder each month for 30 months, with an additional final payment equal to 12% of the total amount borrowed due and payable upon the expiration of any such 30-month payment period. Subsequent to year-end, the Company received equipment financing pursuant to a permanent agreement with Pentech which expires on May 1, 1998.

  Also on December 31, 1997, the Company received an advance of $500,000 (the "First Advance Amount") under the Pentech Agreement to be used for general corporate purposes and the marketing of the Company's Parent's Alert Home Drug Test Service. In accordance with the terms of the Pentech Agreement, the First Advance Amount will be due and payable in 30 monthly installment of $18,835 each, commencing on February 1, 1998, with a final payment of $60,000 due and payable upon the expiration of the aforementioned 30-month payment period.

  On January 23, 1998 and January 26, 1998, the Company sold and issued in a private placement transaction an aggregate of 1,300 shares of 6% Cumulative Convertible Preferred Stock, $0.001 par value per share to seven persons (the "Investors") at an aggregate purchase price of $1,300,000 (the "Preferred Stock Financing"). In connection with the Preferred Stock Financing, the Company paid to Monetary Advancement International, Inc. a fee in an amount approximately equal to 9% of the amount of the proceeds of the offering. The Company also paid to Grushko & Mittman, counsel to the Investors, (i) a fee in an amount equal to 3/4% of the amount of the proceeds of the offering, and
(ii) an additional, separate fee for services as the escrow agent in an amount equal to 1/2% of the amount of the proceeds of the Preferred Stock Financing.

  Each share of the Preferred Stock has a purchase price of $1,000 and a stated value of $1,000 (the "Stated Value"). After 60 days from the date on which a share of Preferred Stock was issued, each holder of shares of

Preferred Stock has the right at any time, and from time to time, to convert some or all such shares into fully paid and nonassessable shares of Common Stock. Any such conversion shall occur according to the following formula: the number of shares of Common Stock issuable upon conversion of each share of Preferred Stock will equal (i) the sum of (A) the Stated Value per share and
(B) accrued and unpaid dividends on such share, divided by (ii) the Conversion Price. The Conversion Price shall be equal to the lesser of: (i) 75% of the average of the Closing Bid Price (as defined below) of the Common Stock for the five trading days immediately preceding the date of issuance of the Preferred Stock; or (ii) 75% of the average of the Closing Bid Price for the five trading days immediately preceding conversion of the Preferred Stock. The Closing Bid Price shall mean the closing bid price of the Common Stock as reported from the Nasdaq SmallCap Market (or if not reported by Nasdaq as reported by such other exchange or market where traded). The minimum aggregate Stated Value able to be converted will be at least $25,000 (unless if at the time of such conversion the aggregate Stated Value of all shares of Preferred Stock registered to the Holder is less than $25,000, then the whole amount may be converted).

  On the date two years after the issuance of the Preferred Stock (the "Mandatory Conversion Date"), any shares of Preferred Stock not previously converted into shares of Common Stock shall automatically be converted into shares of Common Stock at the Conversion Price. On and after the Mandatory Conversion Date, all dividends on the Preferred Stock shall cease to accrue and the shares represented thereby shall no longer be deemed outstanding and all rights of the holders thereof as stockholders of the Company shall cease and terminate, except the right to receive the shares of Common Stock upon conversion.

  The holders of outstanding shares of Preferred Stock are entitled to receive preferential dividends in cash out of any funds of the Company legally available at the time for declaration of dividends before any dividend or other distribution will be paid or declared and set apart for payment on any shares of any Common Stock or other class of stock junior to the Preferred Stock (the Common Stock and such junior stock being hereinafter collectively the "Junior Stock") at the rate of 6% simple interest per annum on the Stated Value per share payable quarterly when and as declared; provided, however, that these preferential cumulative dividends, if not paid, will accumulate as a liability of the Company. In addition, fully paid and non-assessable shares of Preferred Stock at a rate of one share of Preferred Stock for each $1,000 of such dividend not paid in cash, and the issuance of such additional shares, will constitute full payment of such dividend.

  The dividends on the Preferred Stock will be cumulative whether or not earned so that if, at any time, full cumulative dividends at the rate aforesaid on all shares of the Preferred Stock then outstanding from the date from and after which dividends thereon are cumulative to the end of the quarterly dividend period next preceding such time shall not have been paid or declared and set apart for payment, or if the full dividend on all such outstanding Preferred Stock for the then current dividend period shall not have been paid or declared and set apart for payment, the amount of the deficiency shall be paid or declared and set apart for payment (but without interest thereon) before any sum shall be set apart for or applied by the Company or a subsidiary of the Company to the purchase redemption or other acquisition of the Preferred Stock and before any dividend or other distribution shall be paid or declared and set apart for payment on any Junior Stock and before any sum shall be set aside for or applied to the purchase, redemption or other acquisition of Junior Stock.

  Dividends on all shares of the Preferred Stock begin to accrue and be cumulative from and after the date of issuance thereof. A dividend period is deemed to commence on the day following a quarterly dividend payment date herein specified and to end of the next succeeding quarterly dividend payment date herein specified.

  In the event of the dissolution, liquidation or winding-up of the Company, whether voluntary or involuntary, the holders of the Preferred Stock will be entitled to receive before any payment or distribution will be made on the Junior Stock, out of the assets of the Company available for distribution to stockholders, the Stated Value per share of Preferred Stock and all accrued and unpaid dividends to and including the date of payment thereof. Upon the payment in full of all amounts due to holders of the Preferred Stock, then the holders of the Junior Stock of the Company will receive, ratably, all remaining assets of the Company legally available for distribution. If the assets of the Company available for distribution to the holders of the Preferred Stock are insufficient to permit payment in full of the amounts payable as aforesaid to the holders of Preferred Stock upon such liquidation, dissolution or winding-up, whether voluntary or involuntary, then all such assets of the Company will be distributed to the exclusion of the holders of shares of Junior Stock ratably among the holders of Preferred Stock.

  Neither purchase nor the redemption by the Company of shares of any class of stock nor the merger nor consolidation of the Company with or into any other corporation or corporations nor the sale or transfer by the Company of all or any part of its assets will be deemed to be a liquidation, dissolution or winding-up of the Company for the purposes of the liquidation rights that would be available under the Preferred Stock Financing. The Investors will enjoy a right of participation in any proposed public offering of Common Stock and a right of first refusal in the event of any future equity financing.

  The Company may elect to redeem all or part of the Stated Value of the Preferred Stock upon payment of an amount of dollars equal to the number of shares of Common Stock that could be obtained by converting into the Company's Common Stock that amount of Stated Value plus accrued but unpaid dividends and any other sums payable in respect of that Stated Value at the conversion price in effect on the date notice of redemption is given to the Holder (the "Redemption Date") multiplied by the average of the Closing Bid Price of the Common Stock for the five trading days immediately preceding such date. The Company may not redeem any amount which the Holder has elected to convert, including a notice of conversion given after the Redemption Date but prior to receipt by the Holder of the payment under the redemption provisions.

  The shares of Preferred Stock have no voting rights. The shares of Common Stock into which the Preferred Stock is converted will have full voting rights upon such conversion.

  The Company and each of the Investors executed a subscription agreement that describes certain registration rights. Each such subscription agreement includes a liquidated damages clause requiring the Company to pay 3% per calendar month (or fraction thereof) of the Stated Value of the Preferred Stock to the Investor in the event that the Company does not timely file a registration statement, or the registration statement is not timely declared effective, or if the registration statement ceases to be effective for a certain period during the first year following its effective date.

  The Company is contemplating an additional equity financing on substantially similar terms with a closing to occur during the first quarter of 1998, although there can be no assurance that this transaction will be concluded on satisfactory terms or at all.

  In addition, the stockholders of the Company are expected to be asked to approve at the 1998 Annual Meeting of Stockholders the issuance and sale of up to 5,000 shares of 6% Cumulative Convertible Preferred Stock, $0.001 par value per share in a private placement of up to $5,000,000 to qualified persons, on the terms and conditions on terms substantially similar to those described above. The closing of the financing, if approved by the stockholders, is expected to occur within 15 business days after the 1998 Annual Meeting of Stockholders, or as soon thereafter as practicable. The issuance by the Company of the additional shares of Preferred Stock is subject to stockholder approval pursuant to the Rules of the National Association of Securities Dealers ("NASD") applicable to companies whose securities are traded on the Nasdaq SmallCap Market. As of February 23, 1998, the NASD rules require companies whose securities are traded on the Nasdaq SmallCap Market to obtain stockholder approval prior to issuing common stock (or shares convertible into common stock) in a transaction other than a public offering at a price less than the market value of the common stock, when the amount of common stock to be issued (or issuable upon conversion) is or will be greater than 20% of the common stock or voting power of the company outstanding prior to issuance.

  Based on the recent prices of the Company's Common Stock, it is anticipated that the number of shares of Common Stock issuable upon conversion of the Preferred Stock may be equal to or greater than 20% of the Common Stock or voting power of the Company outstanding immediately prior to the Financing. The terms of the Preferred Stock will allow the holders of the Preferred Stock to obtain shares of Common Stock at a price below the then current market value.

  On March 2, 1998, the Company executed an agreement for advertising services pursuant to which the Company will pay $250,000 in cash and will issue shares of Common Stock valued at $500,000, such value to be determined based upon the average closing bid price for the five previous trading days prior to the closing of the agreement subject to certain antidilution rights as defined in the agreement. In connection with the agreement, the Company paid a transaction fee in the amount of $30,000 to First Capital Investments, Inc., a transaction fee in the amount of $20,000 to PVH Fund Managers Limited, and an additional $5,000 to Grow Marketing Services for services rendered in connection with the preparation of an initial media plan. The agreement also provides for the issuance of 59,259 warrants to purchase Common Stock, exercisable for five years at a price of $.928 per share. The agreement also provides for subsequent renewals of the agreement. Shares issued in connection with the agreement will be restricted securities as that term is defined in the Securities Act.

  The Company cannot provide any assurance that any of the contemplated financing arrangements or other transactions can be completed on acceptable terms or at all. Failure to complete any of such transactions will have a material adverse affect on the Company's cash and capital resources, and therefore a material adverse affect on the Company's business, operations and financial condition. See "Business--Risk Factors--Future Capital Needs; -- Uncertainty of Additional Funding.

IMPACT OF THE YEAR 2000 ON INFORMATION SYSTEMS

  The Company has purchased and is currently installing an upgrade to its present computer software and hardware, which, according to the vendor, will be able to properly recognize the dates commencing in the Year 2000. The upgrade is currently being tested and is expected to be in use by the end of 1998.

  The Company will utilize both internal and external resources to implement the upgrade and test the software for the Year 2000 modifications.

  The Company has not initiated formal communications with all of its significant suppliers and large customers. To date the Company has not found any material impact which may result from the failure of its computers and computer software of its vendors, suppliers and customers. However, the Company plans to make an assessment of this issue during 1998 and if appropriate, develop an action plan to correct it.

 Recent Accounting Pronouncements

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period, resulting from transactions and other events and circumstances from nonowner sources. The impact of adopting SFAS No. 130, which is effective for the Company in 1998, has not been determined.

  In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company in 1998. The Company operates in one business segment; namely, the development, manufacturing, and marketing of easy-to-use diagnostic tests for the worldwide point-of-care markets.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's Financial Statements and notes thereto appear on pages F-1 to F-17 of this Form 10-K Annual Report.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  On December 2, 1997, the Board of Directors voted to change independent public accountants, dismissing Ernst & Young LLP ("Ernst & Young") as the independent accountants for the Registrant and engaging Coopers & Lybrand L.L.P. ("Coopers & Lybrand"). Notice of dismissal was delivered to Ernst & Young on December 4, 1997. Ernst & Young's reports on the Registrant's financial statements for the fiscal years ended December 31, 1995 and December 31, 1996 did not contain an adverse opinion or disclaimer of opinion, and such reports were not otherwise modified or qualified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years and the subsequent interim period preceding the dismissal of Ernst & Young, (i) there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which if not resolved to its satisfaction would have caused it to make reference in connection with its reports, and (ii) Ernst & Young has not advised the Company of any reportable events as defined in paragraph (A) through (D) of Regulation S-K Item 304(a)(1)(v).

  During the Company's two most recent fiscal years and the subsequent interim period prior to engaging Coopers & Lybrand, the Company has not consulted Coopers & Lybrand with respect to any of the matters described in Regulation S-K Item 304(a)(2)(i) or (ii).

                                   PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS

  The information required by this item (with respect to directors) is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's Definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement").

  The required information concerning Executive Officers of the Company is contained in Item 1, Part I of this Report.

ITEM 11--EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" contained in the Proxy Statement.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated by reference from the information under the caption "Certain Transactions" contained in the Proxy Statement.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) (1) Index to Financial Statements.

      The Financial Statements required by this item are submitted in a separate section beginning on page F-1 of this report.

                                                                           PAGE
                                                                           ----
       Report of Coopers & Lybrand L.L.P.................................. F-1
       Report of Ernst & Young LLP........................................ F-2
       Balance Sheets at December 31, 1997 and 1996....................... F-3
       Statements of Operations--Years ended December 31, 1997, 1996 and
        1995.............................................................. F-4
       Statements of Stockholders' Equity--Years ended December 31, 1997,
        1996 and 1995..................................................... F-5
       Statements of Cash Flows--Years ended December 31, 1997, 1996 and
        1995.............................................................. F-6
       Notes to Financial Statements...................................... F-7

    (2) Financial Statement Schedule

      The following financial statement schedule of the Company for the three years ended December 31, 1997 is filed as part of this Form 10-K and should be read in conjunction with the Financial
      Statements, and related notes thereto, of the Company.

              Schedule II - Valuation and Qualifying Accounts

      Schedules other than that listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

  (b) Reports on Form 8-K

      The Company filed a current report on Form 8-K pursuant to Item 5 thereof dated September 25, 1997, reporting the termination of the Company's agreement with Astra Merck Inc.

      The Company filed a current report on Form 8-K pursuant to Item 4 thereof dated December 2, 1997, reporting that the Company had dismissed Ernst & Young LLP as its independent accountants and appointed Coopers & Lybrand L.L.P. as its independent accountants. This Form 8-K was updated by a Form 8-K/A.

      The Company filed a current report on Form 8-K pursuant to Item 5 thereof dated December 31, 1997, reporting that the Company entered an Equipment Financing Agreement with Pentech Financial
      Services, Inc.

      The Company filed a current report on Form 8-K pursuant to Items 5 and 9 thereof dated January 31, 1998, reporting that the Company entered a sale of Equity Securities Pursuant to Regulation S with Monetary Advancement, Inc.

  (c) Exhibits

    2.1 Agreement and Plan of Reorganization among the Company, ChemTrak
        Acquisition Subsidiary, Inc., Coonan Clinical Laboratories, Inc. and
        Stephen J. Coonan, dated December 31, 1994, as amended January 20,
        1995. (6)
    3.1 Certificate of Incorporation of the Company. (1)
    3.2 Certificate of Amendment of Certificate of Incorporation. (1)
    3.3 Amended and Restated Certificate of Incorporation. (1)

    3.4   Certificate to Set Forth Designations, Voting Powers, Preferences,
          Limitations, Restrictions, and Relative Rights of Series A 6%
          Cumulative Convertible Series A Preferred Stock, $0.001 Par Value
          Per Share. (16)
    3.5   Certificate of Correction Filed to Correct a Certain Error in the
          Certificate to Set Forth Designations, Voting Powers, Preferences,
          Limitations, Restrictions, and Relative Rights of Series A 6%
          Cumulative Convertible Series A Preferred Stock, $0.001 Par Value
          Per Share of ChemTrak Incorporated Filed in the Office of the
          Secretary of State of Delaware on January 16, 1998. (16)
    3.6   Revised Certificate of Correction Filed in the Office of the
          Secretary of State of Delaware on February 19, 1998 to Correct a
          Certain Error in the Certificate to Set Forth Designations, Voting
          Powers, Preferences, Limitations, Restrictions, and Relative Rights
          of Series A 6% Cumulative Convertible Preferred Stock, $0.001 Par
          Value Per Share of ChemTrak Incorporated Filed in the Office of the
          Secretary of State of Delaware on January 16, 1998. (16)
    3.7   Bylaws of the Company. (1)
    4.1   Reference is made to Exhibits 3.1 and 3.2.
   10.1   Form of Indemnification Agreement entered into between the Company and its directors and officers, with related schedule. (1)
   10.2+  1988 Stock Option Plan, as amended. (2)
   10.3+  Form of Incentive Stock Option under the Option Plan, as amended.
          (1)
   10.4+  Form of Non-Qualified Stock Option under the Option Plan, as amended. (1)
   10.5   Form of Notice of Exercise under the Option Plan, as amended. (1)
   10.6   Investor Rights Agreement between the Company and the Series A
          Purchasers, the Series C Purchasers, the Series D Purchasers,
          Interhealth, and two of the Company's founders, dated June 4, 1991.
          (1)
   10.10* Distribution Agreement between the Company and A. Menarini SRL, dated as of June 1991. (1)
   10.11* Letter from the Company to The Boots Company PLC, dated December 5,
          1991, and letter from The Boots Company PLC to the Company, dated
          October 24, 1991. (1)
   10.15  Lease Agreement between the Company and PM-DE, dated as of January
          23, 1992. (1)(7)
   10.16+ 1991 Employee Stock Purchase Plan. (1)
   10.17+ 1992 Non-Employee Directors Stock Option Plan. (3)
   10.18+ Form of Non-Statutory Option under the Directors Stock Option Plan.
          (3)
   10.24* Agreement between the Company and Miles Inc., dated April 22, 1993.
          (4)
   10.31  1993 Equity Incentive Plan. (5)
   10.35* Distribution and Supply Agreement, dated as of March 1, 1995 between the Company and Astra Merck Inc. (8)
   10.36* Distribution Agreement between the Company and Helena Laboratories
          (Canada) Ltd. dated April 25, 1996. (9)
   10.37* Agreement between the Company and Organon Teknika B.V., dated
          December 1, 1996. (10)
   10.38* Development and Distribution Agreement between the Company and
          Selfcare, Inc., dated December 31, 1996.(10)
   10.40  Consulting Agreement between the Company, Parent's Alert, Inc., a
          Georgia corporation, and Sunny Cloud, an individual, dated April
          30, 1997. (11)
   10.41  License Agreement between the Company and Parent's Alert, Inc.
          dated April 30, 1997. (11)
   10.42  Termination Agreement between the Company and Astra Merck Inc.
          dated September 25, 1997. (12)
   10.43  Option Agreement between the Company and Astra Merck Inc. dated
          September 25, 1997. (12)
   10.44  Equipment Financing Agreement, dated as of December 31, 1997, between Pentech Financial Services, Inc. and the Company. (13)
   10.45  Equipment Financing Commitment, dated as of December 31, 1997, from
          Pentech Financial Services, Inc. to the Company. (14)
   16.1   Letter of Ernst & Young LLP dated December 18, 1997 regarding the disclosure contained in Item 4 of the Current Report on Form 8-K.
          (15)
   23.1   Consent of Coopers & Lybrand L.L.P., Independent Accountants.

   25.1 Power of Attorney. Reference is made to page 33.
   27.1 Financial Data Schedule.

--------
 * Confidential treatment granted for portions of this document.
 + Compensatory Plan.
 (1) Incorporated by reference to the indicated exhibit in the Company's Registration Statement on Form S-1 (File No. 33-44673), as amended.
 (2) Incorporated by reference to the indicated exhibit in the Company's Registration Statement on Form S-8 (File No. 33-55326).
 (3) Incorporated by reference to the indicated exhibit in the Company's Registration Statement on Form S-8 (File No. 33-55324).
 (4) Incorporated by reference to the indicated exhibit in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.
 (5) Incorporated by reference to the indicated exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
 (6) Incorporated by reference to the indicated exhibit in the Company's Registration Statement on Form S-3 (File No. 33-90324).
 (7) Lease assigned to MP Arques, Inc. as part of the purchase of the property from PM-DE.
 (8) Incorporated by reference to the indicated exhibit in the Company's Registration Statement on Form 10-K for the fiscal year ended December 31, 1995. A report on Form 8-K was filed with the Commission on September 25, 1997, reporting the termination of the Company's agreement with Astra Merck Inc.
 (9) Incorporated by reference to the indicated exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(10) Incorporated by reference to the indicated exhibit in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996.
(11) Incorporated by reference to the indicated exhibit in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
(12) Incorporated by reference to the indicated exhibit in the Company's Current Report on Form 8-K filed with the Commission on September 25, 1997.
(13) Incorporated by reference to the exhibit marked 10.1 in the Company's Current Report on Form 8-K filed with the Commission on December 31, 1997.
(14) Incorporated by reference to the exhibit marked 10.2 in the Company's Current Report on Form 8-K filed with the Commission on December 31, 1997.
(15) Incorporated by reference to the indicated exhibit in the Company's Current Report on Form 8-K/A filed with the Commission on December 2, 1997.
(16) Incorporated by reference to the indicated exhibit on the Company's Registration Statement on Form S-3 (File No. 333-46745).

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of March, 1998.

                                          Chemtrak Incorporated

                                                   /s/ Donald V. Fluken
                                          By___________________________________
                                                     DONALD V. FLUKEN

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Donald V. Fluken his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

             SIGNATURES                        TITLE                 DATE

     /s/ Prithipal Singh, Ph.D.           Chairman of the       March 2, 1998
-------------------------------------          Board
       PRITHIPAL SINGH, PH.D.

        /s/ Edward F. Covell             President, Chief       March 2, 1998
-------------------------------------    Executive Officer
          EDWARD F. COVELL                 and Director
                                       (Principal executive
                                             officer)

        /s/ Donald V. Fluken              Vice President,       March 2, 1998
-------------------------------------     Finance, Chief
          DONALD V. FLUKEN               Financial Officer
                                           and Secretary
                                       (Principal financial
                                          and accounting
                                             officer)

         /s/ Malcolm Jozoff                  Director           March 2, 1998
-------------------------------------
           MALCOLM JOZOFF

         /s/ Robert P. Kiley                 Director           March 2, 1998
-------------------------------------
           ROBERT P. KILEY

                                             Director
-------------------------------------
           DAVID RUBINFIEN

        /s/ Gordon W. Russell                Director           March 2, 1998
-------------------------------------
          GORDON W. RUSSELL

          REPORT OF COOPERS & LYBRAND L.L.P., INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
ChemTrak Incorporated

  We have audited the accompanying balance sheet of ChemTrak Incorporated as of December 31, 1997, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and the financial statement schedule for the year then ended listed in Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The financial statements of ChemTrak Incorporated for the years ended December 31, 1996 and 1995 were audited by other auditors whose report dated January 17, 1997, expressed an unqualified opinion on those statements.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ChemTrak Incorporated as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          COOPERS & LYBRAND L.L.P.

San Jose, California
January 16, 1998, except for
 Note 10, for which
 the date is January 26, 1998
 and Note 12 for which the
 date is March 2, 1998

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
ChemTrak Incorporated

  We have audited the accompanying balance sheets of ChemTrak Incorporated as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ChemTrak Incorporated at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Palo Alto, California
January 17, 1997

                             CHEMTRAK INCORPORATED

                                 BALANCE SHEETS

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1997         1996
                                                      -----------  -----------
                                   ASSETS
Current assets:
  Cash and cash equivalents.......................... $ 1,114,000  $ 4,125,000
  Short-term investments.............................         --       567,000
  Accounts receivable, net of allowance for doubtful
   accounts of $118,000 in 1997 and $44,000 in 1996..     220,000      485,000
  Inventories........................................   1,068,000      540,000
  Prepaid expenses and other current assets..........     201,000      320,000
                                                      -----------  -----------
    Total current assets.............................   2,603,000    6,037,000
Property and equipment, net..........................   1,616,000    2,738,000
Other assets.........................................      66,000       66,000
                                                      -----------  -----------
    Total assets..................................... $ 4,285,000  $ 8,841,000
                                                      ===========  ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................... $   393,000  $   289,000
  Accrued payroll and benefits.......................     200,000      199,000
  Other accrued liabilities..........................     413,000      788,000
  Current portion long-term debt.....................     200,000          --
  Accrued royalties..................................     293,000      105,000
                                                      -----------  -----------
    Total current liabilities........................   1,499,000    1,381,000
Accrued rent.........................................     311,000      295,000
Convertible debentures...............................         --     2,135,000
Long-term debt, net of current portion...............     267,000          --
                                                      -----------  -----------
    Total liabilities................................   2,077,000    3,811,000
                                                      -----------  -----------
Commitments and contingencies (note 8).
Stockholders' equity:
  Preferred Stock, $.001 par value; 5,000,000 shares
   authorized; none issued and outstanding in 1997
   and 1996..........................................         --           --
  Common Stock, $.001 par value; 40,000,000 shares
   authorized; 13,643,145 and 11,707,051 shares
   issued and outstanding in 1997 and 1996,
   respectively......................................      14,000       12,000
  Additional paid-in capital.........................  43,728,000   41,375,000
  Deferred compensation..............................     (31,000)     (49,000)
  Accumulated deficit................................ (41,503,000) (36,308,000)
                                                      -----------  -----------
  Total stockholders' equity.........................   2,208,000    5,030,000
                                                      -----------  -----------
    Total liabilities and stockholders' equity....... $ 4,285,000  $ 8,841,000
                                                      ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                             CHEMTRAK INCORPORATED

                            STATEMENTS OF OPERATIONS

                                               YEARS ENDED DECEMBER 31,
                                          -------------------------------------
                                             1997         1996         1995
                                          -----------  -----------  -----------
Net revenue:
  Product revenue.......................  $ 2,819,000  $ 2,463,000  $ 2,171,000
  License termination and conversion
   fee..................................    2,750,000          --     3,600,000
  Initial license fee...................      333,000          --       500,000
  Funded research and other revenue.....      500,000      598,000      625,000
                                          -----------  -----------  -----------
    Total net revenue...................    6,402,000    3,061,000    6,896,000
                                          -----------  -----------  -----------
Costs and expenses:
  Cost of product revenue...............    3,572,000    3,201,000    3,191,000
  Research and development..............    1,897,000    2,439,000    4,293,000
  Marketing, general and administrative.    6,371,000    4,431,000    2,941,000
                                          -----------  -----------  -----------
    Total costs and expenses............   11,840,000   10,071,000   10,425,000
                                          -----------  -----------  -----------
Operating loss..........................   (5,438,000)  (7,010,000)  (3,529,000)
Interest income.........................      243,000       59,000      260,000
Interest expense........................          --      (875,000)         --
                                          -----------  -----------  -----------
Net loss................................  $(5,195,000) $(7,826,000) $(3,269,000)
                                          ===========  ===========  ===========
Net loss per common share and per common
 share--assuming dilution...............  $     (0.40) $     (0.77) $     (0.34)
                                          ===========  ===========  ===========
Shares used in calculating net loss per
 common share and per common share--
 assuming dilution......................   12,916,000   10,228,000    9,649,000
                                          ===========  ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                             CHEMTRAK INCORPORATED

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                             COMMON STOCK    ADDITIONAL                                  TOTAL
                          ------------------   PAID-IN      DEFERRED   ACCUMULATED   STOCKHOLDERS'
                            SHARES   AMOUNT    CAPITAL    COMPENSATION   DEFICIT        EQUITY
                          ---------- ------- -----------  ------------ ------------  -------------
Balances at January 1,
 1995...................   9,242,068 $ 9,000 $36,599,000    $(50,000)  $(25,213,000)  $11,345,000
 Shares issued in
  conjunction with the
  acquisition of Coonan
  Clinical Laboratories.     449,986   1,000     900,000         --             --        901,000
 Shares issued upon
  exercise of stock
  purchase plan and
  stock options.........      32,289     --       63,000         --             --         63,000
 Amortization of
  deferred compensation
  and net
  issuances/cancellations
  of certain stock
  options...............         --      --      (34,000)     12,000            --        (22,000)
 Net loss...............         --      --          --          --      (3,269,000)   (3,269,000)
                          ---------- ------- -----------    --------   ------------   -----------
Balances at December 31,
 1995...................   9,724,343  10,000  37,528,000     (38,000)   (28,482,000)    9,018,000
 Shares issued upon
  conversion of
  convertible
  debentures............   1,880,718   2,000   3,145,000         --             --      3,147,000
 Additional paid in
  capital related to to
  discount conversion
  feature on convertible
  debentures............         --      --      539,000         --             --        539,000
 Shares issued upon
  exercise of stock
  purchase plan and
  stock options.........     101,990     --      148,000         --             --        148,000
 Amortization of
  deferred compensation
  and net
  issuances/cancellations
  of certain stock
  options...............         --      --       15,000     (11,000)           --          4,000
 Net loss...............         --      --          --          --      (7,826,000)   (7,826,000)
                          ---------- ------- -----------    --------   ------------   -----------
Balances at December 31,
 1996...................  11,707,051  12,000  41,375,000     (49,000)   (36,308,000)    5,030,000
 Shares issued upon
  conversion of
  convertible
  debentures............   1,835,764   2,000   1,943,000         --             --      1,945,000
 Additional paid in
  capital related to
  discount conversion
  feature on convertible
  debentures............         --      --      336,000         --             --        336,000
 Shares issued upon
  exercise of stock
  purchase plan and
  stock options.........     100,330     --       81,000         --             --         81,000
 Amortization of
  deferred compensation
  and net
  issuances/cancellations
  of certain stock
  options...............         --      --       (7,000)     18,000            --         11,000
 Net loss...............         --      --          --          --      (5,195,000)   (5,195,000)
                          ---------- ------- -----------    --------   ------------   -----------
Balances at December 31,
 1997...................  13,643,145 $14,000 $43,728,000    $(31,000)  $(41,503,000)  $ 2,208,000
                          ========== ======= ===========    ========   ============   ===========


   The accompanying notes are an integral part of these financial statements.

                             CHEMTRAK INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                               YEARS ENDED DECEMBER 31,
                                          -------------------------------------
                                             1997         1996         1995
                                          -----------  -----------  -----------
Cash flows from operating activities:
  Net loss..............................  $(5,195,000) $(7,826,000) $(3,269,000)
  Adjustments to reconcile net loss to
   net cash used in operating
   activities:
    Interest expense and financing
     charges on debentures..............      145,000    1,121,000          --
    Depreciation and amortization.......    1,064,000      832,000    1,055,000
    Loss on disposal of fixed assets....      193,000          --       137,000
    Accrued rent........................       16,000       55,000       54,000
    Stock option compensation...........       11,000        4,000      (22,000)
    Purchase of in-process research and
     development for common stock.......          --           --       901,000
  Changes in assets and liabilities:
    Accounts receivable.................      265,000     (349,000)     462,000
    Inventories.........................     (528,000)    (106,000)     554,000
    Prepaid expenses and other current
     assets.............................      119,000      (75,000)     (11,000)
    Accounts payable....................      104,000     (343,000)    (186,000)
    Accrued payroll and benefits........        1,000       78,000     (399,000)
    Other accrued liabilities...........     (187,000)     521,000      (67,000)
                                          -----------  -----------  -----------
    Net cash used in operating
     activities.........................   (3,992,000)  (6,088,000)    (791,000)
                                          -----------  -----------  -----------
Cash flows from investing activities:
  Purchase of available for sale
   securities...........................          --           --      (506,000)
  Proceeds from sales of available for
   sale securities......................      567,000    1,436,000    3,996,000
  Purchases of property and equipment...     (134,000)    (322,000)    (791,000)
                                          -----------  -----------  -----------
    Net cash provided by investing
     activities.........................      433,000    1,114,000    2,699,000
                                          -----------  -----------  -----------
Cash flows from financing activities:
  Proceeds from issuance of common
   stock................................       81,000      148,000       63,000
  Proceeds from issuance of long term
   debt.................................      500,000          --           --
  Repayment of long term debt...........      (33,000)         --           --
  Proceeds from sale of convertible
   debentures, net......................          --     4,700,000          --
                                          -----------  -----------  -----------
    Net cash provided by financing
     activities.........................      548,000    4,848,000       63,000
                                          -----------  -----------  -----------
Net increase (decrease) in cash and cash
 equivalents............................   (3,011,000)    (126,000)   1,971,000
Cash and cash equivalents at beginning
 of period..............................    4,125,000    4,251,000    2,280,000
                                          -----------  -----------  -----------
Cash and cash equivalents at end of
 period.................................  $ 1,114,000  $ 4,125,000  $ 4,251,000
                                          ===========  ===========  ===========
Supplemental disclosure of non-cash
 financing activities:
Conversion of convertible debentures and
 accrued interest to common stock.......  $ 2,281,000  $ 3,686,000  $       --
                                          ===========  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                             CHEMTRAK INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Description of Business

  ChemTrak operates in one industry segment and is engaged in the development, manufacturing and marketing of easy-to-use diagnostic tests for the worldwide over-the-counter and point-of-care markets.

  The Company has funded its operations to date through product sales and public and private equity and debt financings. The Company has suffered recurring losses related primarily to research and development costs and marketing expenditures on its products. The Company will require substantial additional funding during 1998 in order to meet its current budgeted operating needs and to complete the development and marketing activities in which it is currently engaging, and to launch these products in the consumer marketplace. The Company intends to seek additional funding through collaborative agreements with corporate partners or through additional equity or debt financings. There can be no assurance that the Company will be able to enter into such arrangements on acceptable terms, or at all or will be able to successfully reduce discretionary spending by a sufficient amount on a timely basis. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 Cash and Cash Equivalents

  Cash equivalents are highly liquid investments consisting primarily of investment grade commercial paper placed with high-quality financial institutions with original maturities of 90 days or less at the date of acquisition.

 Short-Term Investments

  The Company invests cash in excess of current operating requirements primarily in highly rated investments. Such investments have maturities of more than 90 days and yield interest at prevailing interest rates at the time of acquisition. The Company has classified its entire investment portfolio as available-for-sale. Although the Company may not dispose of all of the securities in its investment portfolio within one year, the Company's investment portfolio is available for current operations and, therefore, has been classified as a current asset. Investments in the available-for-sale category are carried at fair value. At December 31, 1997 and 1996, short-term investments consisted of United States government and agency securities of zero and $567,000, respectively.

  Gross unrealized gains and losses and net realized gains and losses were not significant at December 31, 1997 or 1996. The cost basis of investments is adjusted for amortization of premiums and discounts to maturity, which is included in interest income. The cost of securities sold is based on the specific identification method.

  At December 31, 1996 scheduled maturities for all of the available-for-sale securities were less than one year.

 Inventories

  Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market.

 Property and Equipment

  Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets (principally five years). The Company amortizes leasehold improvements over ten years

                             CHEMTRAK INCORPORATED
or the life of the lease, whichever is shorter. Maintenance and repairs are charged to operations as incurred. In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted this statement during 1996. To date, management has determined that no impairment loss need be recognized for applicable assets of continuing operations.

  The Company classifies acquisitions of property and equipment utilized in constructing equipment designed for specific products as construction-in-progress until the time the product has been placed into service.

 Revenue Recognition

  Product revenues are generally recognized at the time of shipment to customers or distributors. Initial license revenues are recorded when earned, which is upon signing of the license agreement, confirmation of collectibility and when no future obligations remain. The Company recognizes license termination and conversion fees when earned, which is upon signing of the license agreement, confirmation of collectibility and when no future obligation remains. These fees are recognized as operating income to recover the operating expenses and inventory costs that have been recorded prior to termination or conversion of the contract. These operating expenses were incurred by the Company to build and supply the expected product pipeline as part of the original license agreement. The Company recognized license termination and conversion fees of $2,750,000 and $3,600,000 in 1997 and 1995, respectively. Funded research and other revenues are recorded upon the completion of specific milestones or when associated performance obligations are complete.

 Research and Development

  Research and development costs are charged to operations as incurred.

 Co-op Advertising and Promotional Expenses

  The Company expenses co-op advertising and promotional expenses as incurred.

 Computation of Historical Net Loss Per Common Share and Per Common Share-Assuming Dilution

  The Company adopted SFAS Statement No. 128 "Earnings Per Share" and accordingly all prior periods have been restated, as applicable. Net loss per common share and per common share- assuming dilution, on a historical basis, are computed using the weighted average number of shares of Common Stock outstanding. Common equivalent shares from stock options and preferred stock are excluded from the computation of net loss per common share, assuming dilution as their effect is antidilutive. The number of options and warrants excluded because they are antidilutive is 641,000, 1,343,000 and 46,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

 Income Taxes

  The Company accounts for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

                             CHEMTRAK INCORPORATED

 Use of Estimates

  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying disclosures. These estimates include assessing the collectability of accounts receivable, recoverabilility of inventory and property and equipment. Actual results could differ from those estimates.

 Concentration of Credit Risk and Other Risks and Uncertainties

  The Company's cash and cash equivalents are maintained at three financial institutions. Deposits at these institutions may exceed the amount of insurance provided on such deposits.

  The Company's products require approvals from the FDA and international regulatory agencies prior to commercialized sales. There can be no assurance that the Company's products will receive any of these required approvals. If the Company was denied such approval or such approvals were delayed, it would have a materially adverse impact on the Company.

  The Company operates in an industry which experiences rapid technological changes which may render inventories maintained by the Company obsolete.

  The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts. At December 31, 1997 and 1996, one customer accounted for 16% and 14%, respectively, of gross accounts receivable.

 Reclassifications

  Certain amounts in the financial statements have been reclassified to conform with the current year's presentation. The reclassifications had no impact on previously reported net losses.

 Recent Accounting Pronouncements

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period, resulting from transactions and other events and circumstances from nonowner sources. The impact of adopting SFAS No. 130, which is effective for the Company in 1998, has not been determined.

  In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company in 1998. The Company operates in one business segment; namely, the development, manufacturing, and marketing of easy-to-use diagnostic tests for the worldwide point-of-care markets.

                             CHEMTRAK INCORPORATED

2. ACQUISITION OF IN-PROCESS RESEARCH AND DEVELOPMENT

  On February 3, 1995, the Company completed the acquisition of Coonan Clinical Laboratories through a merger of Coonan Clinical Laboratories into a wholly owned subsidiary of ChemTrak, later dissolved by ChemTrak, in which all of the outstanding shares of capital stock of Coonan Clinical Laboratories were exchanged for 449,986 newly issued shares of ChemTrak Common Stock plus $400,000 in cash. The Company recorded a $1,500,000 charge in 1995 for in-process research and development which is included in research and development in the Company's statement of operations. Coonan Clinical Laboratories' technology was comprised of efforts associated with a future filing with the FDA for a home HIV test service. Coonan Clinical Laboratories was a development stage company with insignificant net assets and operations which consisted of approximately $100,000 of research and development expense incurred during 1994 and until the time of the acquisition.

3. INVENTORIES

  Inventories consist of the following:

                                                                DECEMBER 31,
                                                             -------------------
                                                                1997      1996
                                                             ---------- --------
   Raw materials............................................ $  652,000 $289,000
   Work-in-process..........................................     37,000   63,000
   Finished goods...........................................    379,000  188,000
                                                             ---------- --------
                                                             $1,068,000 $540,000
                                                             ========== ========

  Inventories are stated net of reserves for obsolete and slow-moving items of $213,000 and $618,000 at December 31, 1997 and 1996, respectively.

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

  The Company had an arrangement with Direct Access Diagnostics ("DAD"), a division of Johnson & Johnson, for distribution of the Total Cholesterol Test in the domestic over-the-counter market in 1994 and most of 1995. This arrangement was terminated in December of 1995 and the Company received a final payment of $3.6 million from DAD which is recorded as license termination and conversion fees in the statements of operations in 1995. Net sales to DAD represented 71% of total net sales for the year ended December 31, 1995. With this agreement terminated, the Company has directly entered the U.S. retail market and relaunched its Total Cholesterol Test under the trade name CholesTrak.

  In February 1997, ChemTrak received FDA 510(k) clearance to market its AccuMeter Theophylline Test.

  In September 1997, the Company announced that it had re-acquired from Astra Merck Inc. ("AMI") the rights to market the Company's H. pylori test in the United States. The Company received a one-time payment of $2.4 million from AMI, which is recorded as a license termination and conversion fee in the statement of operations in 1997.

                             CHEMTRAK INCORPORATED

  Total export sales, primarily to European customers, were approximately $172,000, $360,000, and $417,000 in 1997, 1996 and 1995, respectively.

  For the year ended December 31, 1997, one customer accounted for 19% of product revenue.

  The Company performs ongoing credit evaluations of its customers and in some cases requires letters of credit for its export sales. Generally, no collateral is required and credit losses have historically been within management's expectations.

5. PROPERTY AND EQUIPMENT

  Property and equipment comprise the following:

                                                            DECEMBER 31,
                                                       ------------------------
                                                          1997         1996
                                                       -----------  -----------
   Machinery and equipment............................ $ 4,461,000  $ 3,830,000
   Furniture and fixtures.............................     411,000      173,000
   Leasehold improvements.............................   2,816,000    2,798,000
   Construction-in-progress...........................         --       946,000
                                                       -----------  -----------
                                                         7,688,000    7,747,000
   Less accumulated depreciation and amortization.....  (6,072,000)  (5,009,000)
                                                       -----------  -----------
                                                       $ 1,616,000  $ 2,738,000
                                                       ===========  ===========

  In 1996, the Company had $946,000 of construction-in-progress related to hardware and equipment designed and purchased for use with the AWARE Home HIV Test Service. During 1997, the Company placed most of this machinery and equipment into service supporting the Parent's Alert Home Drug Test Service. As of December 31, 1997, the Company had no construction-in-progress.

6. OTHER ACCRUED LIABILITIES

  Other accrued liabilities comprise the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
   Co-op advertising and promotion........................... $ 74,000 $237,000
   Accrued professional fees.................................   86,000  155,000
   Parent's Alert lab testing................................  105,000      --
   Reporting and printing....................................   46,000  112,000
   Other.....................................................  102,000  284,000
                                                              -------- --------
                                                              $413,000 $788,000
                                                              ======== ========

7. LONG-TERM DEBT

  In December 1997, the Company established a $1,000,000 fixed asset lease line of credit with a lessor. $500,000 of the total lease line was disbursed to the Company on December 31, 1997 under a 30-month lease term. The remainder of the lease line will become available as the Company achieves certain objectives.

  Future payments of principal under the fixed asset lease line of credit are as follows:

      1998............................................................. $200,000
      1999.............................................................  200,000
      2000.............................................................   67,000
                                                                        --------
                                                                        $467,000
                                                                        ========

  The carrying value of the Company's long-term debt approximates fair value.

                             CHEMTRAK INCORPORATED

8. COMMITMENTS AND CONTINGENCIES

 Licenses

  The Company has entered into license agreements that allow the Company to use certain technologies in its products. The agreements require the Company to pay royalties based upon sales of the subject products with aggregate royalties ranging from 4.0% to 6.0% of sales of the subject products. The agreements expire upon the expiration of the related patents and are cancelable by the Company upon six to twelve months written notice.

 Litigation

  The Company is a party to various legal actions that have occurred in the normal course of business. In the opinion of management, the outcomes of these actions will not have a material effect on the financial position, cash flows or results of operations of the Company.

 Operating Lease

  The Company leases its facility under a noncancelable lease agreement. The Company's facility lease expires in June 2002. Under the terms of the lease, the Company is responsible for taxes, insurance, and maintenance expenses. Future minimum lease payments at December 31, 1997 are as follows:

      1998.......................................................... $  683,000
      1999..........................................................    683,000
      2000..........................................................    789,000
      2001..........................................................    789,000
      2002..........................................................    394,000
                                                                     ----------
                                                                     $3,338,000
                                                                     ==========

  In August 1996, the Company subleased a portion of its facilities to a third party. This sublease is scheduled to terminate in September 1998. Sublease rental income was $147,000 for the year ended December 31, 1997. Aggregate future minimum rentals to be received under the noncancelable sublease total approximately $106,000 at December 31, 1997. Rent expense for the years ended December 31, 1997, 1996, and 1995 was $667,000, $667,000, and $634,000,
respectively.

9. CONVERTIBLE DEBENTURES

  In May 1996, the Company issued $5,000,000 of convertible debentures resulting in net proceeds to the company of $4,700,000 after deducting selling commissions. The debentures were convertible into Common Stock at the lower of 110% of the average closing prices during the ten-day trading period ending with the initial debenture funding date, or 82.5% of the similarly-defined average ten-day market price ending with the conversion date. The Company had the option to convert the amount of periodic interest due on the convertible debentures, computed at the rate of 7.5% per annum, into Common Stock of the Company in lieu of cash payments. At December 31, 1997, all interest obligations on the debentures have been settled by the issuance of Common Stock.

  At December 31, 1997, total principal of $5,000,000 had been converted into 3,598,084 shares of Common Stock and 118,398 shares were issued to settle interest obligations. As part of its compensation for the sale of the convertible debentures, the placement agent received $300,000 and a warrant to purchase 83,500 shares of the Company's Common Stock at $5.00 per share. The Company attributed a value of $67,000 to the warrant which has been recorded as additional interest and paid in capital.

                             CHEMTRAK INCORPORATED

  In December 1996, the Company determined that its previously reported operating results and balance sheet data for the three-month periods ended June 30, 1996 and September 30, 1996 required adjustment pursuant to Securities and Exchange Commission guidance relating to debt that is convertible to equity at a discount to market. The accompanying financial statements for the year ended December 1996 reflect deemed non-cash interest expense of $875,000.

10. STOCKHOLDERS' EQUITY

 Preferred Stock

  In January 1998, the Company raised proceeds of approximately $1,300,000 from the private placement of redeemable convertible Preferred Stock to seven private investors. The Preferred Stock is convertible into Common Stock 60 days after closing. The Preferred Stock bears cumulative mandatory dividends at an annual rate of 6%, payable in shares of stock or in cash at the Company's option.

  The Preferred Stock, after adjustment to account for any accrued dividend that has not been paid in cash, is convertible at a conversion price equal to the lower of (1) 75% of the five-day average closing bid prices on that date of each individual closing or (2) 75% of the five-day average at the time of the conversion.

 Stock Warrants

  During December 1997, the Company issued 133,333 warrants to purchase Common Stock at $0.75 per share. These warrants expire on the earliest date that the Company sells substantially all of its assets or the Company is acquired. All warrants are fully vested.

 Stock Option Plans

  The 1988 Stock Plan authorizes the Board of Directors to grant options for the purchase of the Company's common stock to directors, officers, employees and consultants. The Company has authorized 983,333 shares of common stock for grant under the plan. Options are generally granted at an exercise price of no less than the fair market value per share on the date of grant. The options generally become exercisable over a four-year period and have a maximum term of ten years from date of grant.

  In 1992, the Board of Directors, with the approval of the Company's stockholders, adopted the 1992 Non-Employee Directors' Stock Option Plan authorizing 50,000 shares of Common Stock for grant on a formula basis to members of the Board of Directors. Options are granted at an exercise price that is no less than the fair market value per share on the date of grant. The options are exercisable ratably over a four-year period.

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

  The options outstanding, as well as the options granted, exercised and canceled, are summarized for each of the above plans in the table below. In addition, the weighted average prices for options outstanding each year and the option prices for shares granted, exercised and canceled are shown.

                             CHEMTRAK INCORPORATED

                                                     OUTSTANDING OPTIONS
                                                ------------------------------
                                                           WEIGHTED
                                                           AVERAGE
                               SHARES AVAILABLE NUMBER OF  EXERCISE AGGREGATE
                                  FOR GRANT      SHARES     PRICE     PRICE
                               ---------------- ---------  -------- ----------
Balance at January 1, 1995....      276,623       978,989   $4.84   $4,734,145
  Granted.....................     (821,600)      821,600    1.83    1,502,504
  Exercised...................          --         (2,888)   2.08       (5,679)
  Canceled....................      750,088      (750,088)   4.52   (3,387,109)
                                   --------     ---------   -----   ----------
Balance at December 31, 1995..      205,111     1,047,613    2.71    2,843,861
  Granted.....................     (450,941)      450,941    2.99    1,348,411
  Exercised...................          --        (69,287)   1.35      (93,809)
  Canceled....................      297,226      (297,226)   2.95     (877,814)
                                   --------     ---------   -----   ----------
Balance at December 31, 1996..       51,396     1,132,041    2.84    3,220,649
  Additional options
   authorized.................      650,000           --      --
  Granted.....................     (438,591)      438,591    0.94      413,795
  Exercised...................          --        (52,625)   0.75      (39,469)
  Canceled....................      297,140      (297,140)   2.21     (657,301)
  Retired.....................      (26,666)          --      --           --
                                   --------     ---------   -----   ----------
Balance at December 31, 1997..      533,279     1,220,867   $2.41   $2,937,674
                                   ========     =========   =====   ==========

  The range of exercise prices for options outstanding at December 31, 1997 was $0.75 to $9.75. The range of exercise prices for options is wide due primarily to fluctuations in the price of the Company's stock over the period of grants.

 Employee Stock Purchase Plan

  In December 1991, the Company adopted the 1991 Employee Stock Purchase Plan (the "Purchase Plan") and 200,000 shares of common stock were reserved for issuance under the Purchase Plan. The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended (the "Code").

  The Purchase Plan is administered by the Board of Directors or a committee appointed by the Board of Directors. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions not to exceed 15% of an employee's compensation and at a price equal to 85% of the lower of the fair market value of the common stock as of the first day or as of the last day of each six-month offering period. Under the Purchase Plan, 47,705, 32,703, and 29,401 shares were issued in 1997, 1996 and 1995, respectively.

                             CHEMTRAK INCORPORATED

 Stock-Based Compensation

  The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation." Had compensation cost for the 1988 Plan, the 1992 Directors Plan, the 1993 Plan, and the Employee Stock Purchase Plan been determined based on the fair value at the grant date for awards in 1997 and 1996, consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share and per common share--assuming dilution for the years ended December 31, 1997 and 1996 would have increased to the pro forma amounts indicated below:

                                                            1997       1996
                                                         ---------- ----------
      Net loss
        As reported..................................... $5,195,000 $7,826,000
                                                         ========== ==========
        Pro forma....................................... $5,241,000 $8,053,000
                                                         ========== ==========
      Net loss per common share and per common share--
       assuming dilution
        As reported.....................................   $ (0.40)   $ (0.77)
                                                         ========== ==========
        Pro forma.......................................   $ (0.41)   $ (0.79)
                                                         ========== ==========

  The fair value of each option grant is estimated on the date of grant using the Black Scholes model with the following weighted average assumptions:

            Risk-free interest rate........ 5.60% - 6.50%
            Expected life..................    5 years
            Expected dividends.............      --
            Expected volatility............      1.3

The weighted average life was calculated based on the vesting period and the anticipated exercise behavior of employees. The options outstanding and exercisable by exercise price at December 31, 1997 are as follows:

               OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
----------------------------------------------------   -----------------------
                               WEIGHTED
                                AVERAGE     WEIGHTED                 WEIGHTED
  RANGE OF                     REMAINING    AVERAGE                  AVERAGE
  EXERCISE        NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
   PRICES       OUTSTANDING   LIFE (YRS.)    PRICE     EXERCISABLE    PRICE
  --------      -----------   -----------   --------   -----------   --------
$0.75--$2.125      753,255       8.67        $1.29       383,587      $1.39
$2.25--$4.75       425,612       6.78         3.85       288,314       3.85
$5.00--$9.75        42,000       5.59         6.74        38,662       6.86
                 ---------                               -------
                 1,220,867                               710,563
                 =========                               =======

 Deferred Compensation

  For certain options granted, the Company recognizes as compensation for accounting purposes, the excess of the deemed value of the common stock issuable upon exercise of such options over the aggregate exercise price of these options. The deferred compensation is being amortized ratably over the vesting period of such options. The amount charged to operations was $11,000, $19,000, and $61,000 in 1997, 1996 and 1995, respectively.

                             CHEMTRAK INCORPORATED

11. INCOME TAXES

  The Company has no tax provision for the years ended December 31, 1997, 1996 and 1995. A reconciliation of the income tax provision at the U.S. federal statutory rate (34%) to the income tax provision at the effective tax rate is as follows:

                                       YEARS ENDED DECEMBER 31,
                                  -------------------------------------
                                     1997         1996         1995
                                  -----------  -----------  -----------
   Income taxes computed at the
    federal statutory rate        $(1,767,000) $(2,661,000) $(1,111,000)
   Operating losses not utilized    1,767,000    2,661,000    1,111,000
                                  -----------  -----------  -----------
                                  $       --   $       --   $       --
                                  ===========  ===========  ===========

  As of December 31, 1997, the Company has federal and state net operating loss carry forwards of approximately $35,018,000 and $7,843,000, respectively. The federal net operating loss carry forwards will expire in the years 2002 through 2012, and the state net operating loss carry forwards will expire in the years 1998 through 2001. The Company has federal and state research and experimentation credits of approximately $700,000 and $497,000, respectively, that will expire in the years 2004 through 2012.

  Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

  Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes consisted of the following at:

                                                            DECEMBER 31,
                                                      -------------------------
                                                          1997         1996
                                                      ------------ ------------
   Deferred tax assets:
   Net operating losses.............................. $ 12,363,000 $ 11,093,000
   Research credit carry forwards....................    1,225,000      991,000
   Other individually immaterial items...............    1,320,000    2,193,000
                                                      ------------ ------------
   Total deferred tax assets.........................   14,908,000   14,277,000
   Valuation allowance............................... (14,908,000) (14,277,000)
                                                      ------------ ------------
   Total net deferred tax assets..................... $        --  $        --
                                                      ============ ============

12. SUBSEQUENT EVENTS

  In January 1998, the Company raised proceeds of approximately $1,300,000 from the private placement of redeemable convertible Preferred Stock to seven private investors. The Preferred Stock is convertible into Common Stock 60 days after closing. The Preferred Stock bears cumulative mandatory dividends at an annual rate of 6%, payable in shares of stock or in cash at the Company's option.

  The Preferred Stock, after adjustment to account for any accrued dividend that has not been paid in cash, is convertible at a conversion price equal to the lower of (1) 75% of the five-day average closing bid prices on that date of each individual closing or (2) 75% of the five-day average at the time of the conversion.

                             CHEMTRAK INCORPORATED

  On March 2, 1998, the Company executed an agreement for advertising services pursuant to which the Company will pay $250,000 in cash and will issue shares of Common Stock valued at $500,000, such value to be determined based upon the average closing bid price for the five previous trading days prior to the closing of the agreement subject to certain antidilution rights as defined in the agreement. In connection with the agreement, the Company paid a transaction fee in the amount of $30,000 to First Capital Investments, Inc., a transaction fee in the amount of $20,000 to PVH Fund Managers Limited, and an additional $5,000 to Grow Marketing Services for services rendered in connection with the preparation of an initial media plan. The agreement also provides for the issuance of 59,259 warrants to purchase Common Stock, exercisable for five years at a price of $.928 per share. The agreement also provides for subsequent renewals of the agreement. Shares issued in connection with the agreement will be restricted securities as that term is defined in the Securities Act.

                                                                     SCHEDULE II

                             CHEMTRAK INCORPORATED

                       VALUATION AND QUALIFYING ACCOUNTS
                FOR THE FISCAL YEARS ENDED 1997, 1996, AND 1995

                                 BALANCE AT  CHARGED TO WRITE-OFFS  BALANCE AT
                                BEGINNING OF COSTS AND      AND       END OF
          DESCRIPTION              PERIOD     EXPENSES  ADJUSTMENTS   PERIOD
          -----------           ------------ ---------- ----------- ----------
ALLOWANCE FOR DOUBTFUL
 ACCOUNTS RECEIVABLE
Fiscal Year Ended 1997.........   $44,000     $74,000    $    --     $118,000
                                  =======     =======    ========    ========
Fiscal Year Ended 1996.........   $49,000     $   --     $(5,000)     $44,000
                                  =======     =======    ========    ========
Fiscal Year Ended 1995.........   $49,000     $   --     $    --      $49,000
                                  =======     =======    ========    ========