Form 10-K/A
period 1996-12-31
CHEMTRAK INC/DE
filed 1998-03-11
CIK 882242

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


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


                                                                         Page
                                                                         ----
PART II

     Item 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........  F-1 to F-17

PART IV

     Item 14:  EXHIBITS.............................................

         23.1  Consent of Ernst & Young, LLP, Independent Auditors


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amendment to its report on Form 10-K for the year ended December 31, 1996 to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of March, 1998.


                                       CHEMTRAK INCORPORATED

                                       By:   /s/  Donald V. Fluken
                                          ---------------------------------
                                                  Donald V. Fluken
                                               Vice President, Finance
                                         Chief Financial Officer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


            Signature                     Title                     Date
            ---------                     -----                     ----

 /s/ Prithipal Singh, Ph.D.       Chairman of the Board         March 10, 1998
----------------------------
     Prithipal Singh, Ph.D.

                                President, Chief Executive
 /s/ Edward F. Covell              Officer and Director         March 10, 1998
---------------------------    (Principal executive officer)
     Edward F. Covell

                                  Vice President Finance,
 /s/ Donald V. Fluken    Chief Financial Officer and Secretary  March 10, 1998
------------------------       (Principal financial and
     Donald V. Fluken              accounting officer)

 /s/        *                            Director
--------------------------
     Malcolm Jozoff

 /s/        *                            Director
--------------------------
     Robert P. Kiley

 /s/        *                            Director
--------------------------
     David Rubinstein

 /s/        *                            Director
--------------------------
     Gordon W. Russell

* /s/ Prithipal Singh, Ph.D.
----------------------------         Attorney-in-Fact          March 10, 1998
      Prithipal Singh, Ph.D.

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
                                                  ============    ============


                            See accompanying notes.

                             CHEMTRAK INCORPORATED

                            STATEMENTS OF OPERATIONS


                                                Years Ended December 31,
                                       ----------------------------------------
                                           1996          1995          1994
                                       -----------   -----------    -----------
Net revenues:
  Product revenue                      $ 2,463,000   $ 2,171,000    $ 7,780,000
  License termination and
    conversion fee                              --     3,600,000             --
  Initial license fee                           --       500,000      1,450,000
  Funded research and other revenues       598,000       625,000      1,020,000
                                       -----------   -----------    -----------
    Total net revenues                   3,061,000     6,896,000     10,320,000
                                       -----------   -----------    -----------

Cost and expenses:
  Cost of product sales                  3,201,000     3,191,000      5,441,000
  Research and development               2,439,000     4,293,000      2,299,000
  Marketing, general and administrative  4,431,000     2,941,000      3,888,000
                                       -----------   -----------    -----------
    Total costs and expenses            10,071,000    10,425,000     11,628,000
                                       -----------   -----------    -----------

Operating loss                          (7,010,000)   (3,529,000)    (1,308,000)
Interest income, net                        59,000       260,000        243,000
Interest expense                          (875,000)           --             --
                                       -----------   -----------    -----------
Net loss                               $(7,826,000)  $(3,269,000)   $(1,065,000)
                                       ===========   ===========    ===========
Net loss per share                     $     (0.77)  $     (0.34)   $     (0.12)
                                       ===========   ===========    ===========
Shares used in calculating
  per share amounts                     10,228,000     9,649,331      9,225,267
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

REVENUE RECOGNITION

         Product revenues are generally recognized at the time of shipment to customers or distributors. Initial license revenues are recorded when earned, which is upon signing of the license agreement, confirmation of collectibility and when no future obligations remain. The Company recognizes license termination and conversion fees when earned, which is upon signing of the license agreement, confirmation of collectibility and when no future obligation remains. These fees are recognized as operating income to recover the operating expenses and inventory costs that have been recorded prior to termination or conversion of the contract. These operating expenses were incurred by the Company to build and supply the expected product pipeline as part of the original license agreement. The Company recognized license termination and conversion fees of $3,600,000 in 1995. Funded research and other revenues are recorded upon the completion of specific milestones or when associated performance obligations are complete.


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
                                                               ===========         ===========



6. OTHER ACCRUED LIABILITIES

   Other accrued liabilities comprise the following:


                                                                        December 31,
                                                               -------------------------------
                                                                   1996                1995
                                                               -----------         -----------
         Co-op advertising and promotion                         $237,000           $     --
         Accrued professional fees                                155,000             88,000
         Reporting and printing                                   112,000            106,000
         Other                                                    284,000             64,000
                                                                  -------            -------
                                                                 $788,000           $258,000
                                                                  =======            =======


7. COMMITMENTS AND CONTINGENCIES


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

                              CHEMTRAK INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1996



7.  COMMITMENTS AND CONTINGENCIES (CONTINUED)


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



8.  CONVERTIBLE DEBENTURES


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



9.  STOCKHOLDERS' EQUITY


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



9.  STOCKHOLDERS' EQUITY (CONTINUED)


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

                              CHEMTRAK INCORPORATED

                                December 31, 1996



9.  STOCKHOLDERS' EQUITY (CONTINUED)


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



9.  STOCKHOLDERS' EQUITY (CONTINUED)


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


10.  INCOME TAXES


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



10.  INCOME TAXES (CONTINUED)


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