Form 10-Q/A
period 1997-06-30
CHEMTRAK INC/DE
filed 1998-03-11
CIK 882242

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

                              CHEMTRAK INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Three months ended                      Six months ended
                                                               June 30,                               June 30,
                                                   --------------------------------        --------------------------------
                                                       1997               1996                1997                 1996
                                                   ------------        ------------        ------------        ------------
Net revenues:
    Product sales                                  $    870,000        $    581,000        $  1,478,000        $  1,437,000
    Initial license fee                                      --                  --             333,000                  --
    Funded research and other revenues                       --              25,000             500,000             175,000
                                                   ------------        ------------        ------------        ------------
        Total net revenues                              870,000             606,000           2,311,000           1,612,000

Cost and expenses:
    Cost of product sales                               517,000             824,000           1,221,000           1,555,000
    Research and development                            579,000             729,000           1,032,000           1,473,000
    Marketing, general and administrative             1,530,000           1,179,000           3,153,000           2,273,000
                                                   ------------        ------------        ------------        ------------

        Total costs and expenses                      2,626,000           2,732,000           5,406,000           5,301,000
                                                   ------------        ------------        ------------        ------------

Operating loss                                       (1,756,000)         (2,126,000)         (3,095,000)         (3,689,000)

Interest income and (expense), net                      102,000            (663,000)            146,000            (596,000)
                                                   ------------        ------------        ------------        ------------

Net loss                                           $ (1,654,000)       $ (2,789,000)       $ (2,949,000)       $ (4,285,000)
                                                   ============        ============        ============        ============
Net loss per share                                 $      (0.13)       $      (0.29)       $      (0.24)       $      (0.44)
                                                   ============        ============        ============        ============

Shares used in calculating per share amounts         12,855,000           9,773,000          12,470,000           9,743,000
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


Note 2.  Revenue Recognition

        Product revenues are generally recognized at the time of shipment to customers or distributors. Initial license revenues are recorded when earned, which is upon signing of the license agreement, confirmation of collectibility and when no future obligations remain. The Company recognizes license termination and conversion fees when earned, which is upon signing of the license agreement, confirmation of collectibility and when no future obligations remain. These fees are recognized as operating income to offset the operating expenses that have been recorded prior to termination or conversion of the contract. These operating expenses were incurred by the Company to build and supply the expected product pipeline as part of the original license agreement. The Company recognized license termination and conversion fees of $3,600,000 in 1995.



Note 3.  Deferred Revenue

       In April 1997, the Company received a $350,000 payment from Astra Merck, Inc. This payment was for product that the Company had produced, but not yet shipped.

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


Note 6.  Convertible Debentures

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

RESULTS OF OPERATIONS

NET REVENUES

        Net revenues increased to $870,000 for the three months ended June 30, 1997 from $606,000 for the three months ended June 30, 1996. Product sales increased to $870,000 in the three months ended June 30, 1997 from $581,000 in the three months ended June 30, 1996, primarily due to higher shipments of CholesTrak(R). Net revenues increased to $2,311,000 for the six months ended June 30, 1997 from $1,612,000 for the same period last year. The variance is due to an initial license fee of $333,000 and to Funded research and other revenues increasing to $500,000 for the six months ended June 30, 1997 from $175,000 for the six months ended June 30, 1996. Included in funded research and other revenues, for the six month period ending June 30, 1997, is a $500,000 milestone payment from Astra Merck, Inc., who will market ChemTrak's
H. pylori test as HpChek. Included in initial license fees is a $333,000 license fee from Selfcare, Inc. of Waltham, Mass. for the Pan-European licensing and distribution agreement for marketing the AWARE home HIV test service. COST OF PRODUCT SALES

        Cost of product sales for the three months ended June 30, 1997, decreased to $517,000 from $824,000 for the three months ended June 30, 1996. For the six months ended June 30, 1997, cost of product sales decreased to $1,221,000 from $1,555,000 for the six months ended June 30, 1996. The decrease for both the three and six month periods was primarily due to the sale of product with lower recorded product cost and cost efficiencies from higher sales volumes, and an effort by management to reduce manufacturing costs.

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

                              CHEMTRAK INCORPORATED

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amendment to the quarterly report on Form 10Q for the quarter ended June 30, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   March 10, 1998              CHEMTRAK INCORPORATED


                                    /s/ Donald V. Fluken
                                    -----------------------------------------
                                    Donald V. Fluken
                                    Chief Financial Officer
                                   (Principal Financial and Accounting Officer)