Form 10-Q/A
period 1997-09-30
CHEMTRAK INC/DE
filed 1998-03-11
CIK 882242

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A


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



SIGNATURES


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

                              CHEMTRAK INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                      Three months ended                     Nine months ended
                                                          September 30,                       September 30,
                                                 -----------------------------      ------------------------------

                                                     1997              1996             1997              1996
                                                 ------------     ------------      ------------      ------------
Net revenues:
    Product sales                                $    666,000     $    583,000      $  2,144,000      $  2,020,000
    License termination and conversion fee          2,750,000               --         2,750,000                --
    Initial license fee                                    --               --           333,000                --
    Funded research and other revenues                     --               --           500,000          175,000
                                                 ------------     ------------      ------------      ------------
        Total net revenues                          3,416,000          583,000         5,727,000         2,195,000

Cost and expenses:
    Cost of product sales                           1,255,000          920,000         2,476,000         2,475,000
    Research and development                          459,000          447,000         1,491,000         1,920,000
    Marketing, general and administrative           1,576,000        1,064,000         4,729,000         3,337,000
                                                 ------------     ------------      ------------      ------------

        Total costs and expenses                    3,290,000        2,431,000         8,696,000         7,732,000
                                                 ------------     ------------      ------------      ------------

Operating income (loss)                               126,000       (1,848,000)       (2,969,000)       (5,537,000)

Interest income and (expense), net                     35,000         (239,000)          181,000          (835,000)
                                                 ------------     ------------      ------------      ------------

Net Income (Loss)                                $    161,000     $ (2,087,000)     $ (2,788,000)     $ (6,372,000)
                                                 ============     ============      ============      ============
Net Income (Loss) per share                      $       0.01     $      (0.20)     $      (0.22)     $      (0.65)
                                                 ============     ============      ============      ============

Shares used in calculating per share amounts       13,081,000       10,192,000        12,673,000         9,808,000
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


Note 2.  Revenue Recognition

         Product revenues are generally recognized at the time of shipment to customers or distributors. Initial license revenues are recorded when earned, which is upon signing of the license agreement, confirmation of collectibility and when no future obligations remain. The Company recognizes license termination and conversion fees when earned, which is upon signing of the license agreement, confirmation of collectibility and when no future obligation remains. These fees are recognized as operating income to recover the operating expenses and inventory costs that have been recorded prior to termination or conversion of the contract. These operating expenses were incurred by the Company to build and supply the expected product pipeline as part of the original license agreement. The Company recognized license termination and conversion fees of $2,750,000 for the nine months ended September 30, 1997. Funded research and other revenues are recorded upon the completion of specific milestones or when associated performance obligations are complete.

Note 3.  Net Income (Loss) Per Share


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




Note 5.  Convertible Debentures


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

                             CHEMTRAK INCORPORATED

                               September 30, 1997

                                  (unaudited)


Note 5.  Convertible Debentures (continued)


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

RESULTS OF OPERATIONS

NET REVENUES


         Net revenues increased to $3,416,000 for the three months ended September 30, 1997 from $583,000 for the three months ended September 30, 1996. Product sales increased to $666,000 in the three months ended September 30, 1997 from $583,000 in the three months ended September 30, 1996, primarily due to the launch of Parent's Alert(R). Net revenues increased to $5,727,000 for the nine months ended September 30, 1997 from $2,195,000 for the same period last year. Included in license termination and conversion fees for the three and nine month periods ending September 30, 1997, is a $2,400,0000 payment from Astra Merck, Inc. for converting its exclusive agreement to market HpChek(R), ChemTrak's whole blood H.pylori test, into a non-exclusive option to market the product and to eliminate the required minimum annual purchases. Also, the Company recognized as license and termination fee a $350,000 payment received in April from Astra Merck which was forfeited as part of the September 1997 agreement. The payment was originally made in consideration for products that the Company had produced, but not yet shipped. Included in funded research and other revenue, for the nine month period ended September 30, 1997, is a $500,000 milestone payment from Astra Merck Inc. and a $333,000 initial license fee from Selfcare, Inc.



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



INVENTORIES

         Inventories increased to $1,409,000 at September 30, 1998 from $540,000 at December 31, 1996. The increase is attributable to increases in the quantity of raw materials and finished goods. The decrease in the raw material reserve results from a decrease in the obsolete and slow-moving items. Management believes that the Current Customer pool has increased to the point where raw material inventory is more likely to be utilized in the manufacturing process and shipped as a finished product. The change in finished goods is primarily due to an increase in inventory of CholesTrak and the addition of two new products in 1997, ColoCARE and Parent's Alert Home Drug Test Service.

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

                             CHEMTRAK INCORPORATED

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amendment to the quarterly report on Form 10-Q for the quarter ended September 30, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.


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