Form 10-K405/A
period 1997-12-31
CHEMTRAK INC/DE
filed 1998-04-13
CIK 882242

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                               FORM 10-K/A

                             AMENDMENT NO. 1

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             FISCAL 1997 FORM 10-K

                             CHEMTRAK INCORPORATED

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
 PART I
    ITEM 1:  BUSINESS....................................................     3
    ITEM 2:  PROPERTIES..................................................    20
    ITEM 3:  LEGAL PROCEEDINGS...........................................    20
    ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    20
 PART II
    ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS.........................................    20
    ITEM 6:  SELECTED FINANCIAL DATA.....................................    21
    ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS...................................    21
    ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..    28
    ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................    29
    ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE....................................    29
 PART III
    ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS ...........................    29
    ITEM 11: EXECUTIVE COMPENSATION......................................    29
    ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT..................................................    29
    ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    29
 PART IV
    ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
             8-K.........................................................    30

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

                                  MANAGEMENT

EXECUTIVE OFFICERS

  The executive officers of the Company as of December 31, 1997 are set forth below:

            NAME              AGE                            POSITION
            ----              ---                            --------
Edward F. Covell............   53 President, Chief Executive Officer and Director
Prithipal Singh, Ph.D.......   58 Chairman of the Board and Chief Technical Officer
Donald V. Fluken............   56 Chief Financial Officer, Vice President, Finance, and Secretary
Niquette L. Hunt............   33 Vice President, Sales and Marketing
Subba Rao Gunupudi,
 Ph.D.(1)...................   51 Vice President, Research and Development
Thomas M. Waugh(2)..........   53 Vice President, Operations

--------

(1) Dr. Gunupudi, currently a consultant to the Company, resigned as Vice President, Research and Development in January 1998.
(2) Mr. Waugh resigned as Vice President, Operations effective in February
    1998.

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

SIGNIFICANT GOVERNMENT REGULATION; NO ASSURANCE OF REGULATORY APPROVAL

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

UNCERTAINTY OF PATENT POSITION AND PROPRIETARY RIGHTS

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

UNCERTAINTIES RELATED TO ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

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

  On March 3, 1998, the Company received a letter from Nasdaq stating that the Company would be delisted 90 days after the issuance of the letter, unless the Company generally maintained a bid price of $1.00 per share. The Company intends to solicit stockholders' votes for a reverse stock split during such 90 day period in order to maintain its Nasdaq SmallCap listing.

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

    3.4   Certificate to Set Forth Designations, Voting Powers, Preferences,
          Limitations, Restrictions, and Relative Rights of Series A 6%
          Cumulative Convertible Series A Preferred Stock, $0.001 Par Value
          Per Share. (16)
    3.5   Certificate of Correction Filed to Correct a Certain Error in the
          Certificate to Set Forth Designations, Voting Powers, Preferences,
          Limitations, Restrictions, and Relative Rights of Series A 6%
          Cumulative Convertible Series A Preferred Stock, $0.001 Par Value
          Per Share of ChemTrak Incorporated Filed in the Office of the
          Secretary of State of Delaware on January 16, 1998. (16)
    3.6   Revised Certificate of Correction Filed in the Office of the
          Secretary of State of Delaware on February 19, 1998 to Correct a
          Certain Error in the Certificate to Set Forth Designations, Voting
          Powers, Preferences, Limitations, Restrictions, and Relative Rights
          of Series A 6% Cumulative Convertible Preferred Stock, $0.001 Par
          Value Per Share of ChemTrak Incorporated Filed in the Office of the
          Secretary of State of Delaware on January 16, 1998. (16)
    3.7   Bylaws of the Company. (1)
    3.8   Amended Certificate to Set Forth Designations, Voting Powers,
          Preferences, Limitations, Restrictions, and Relative Rights of
          Series A 6% Cumulative Convertible Preferred Stock, $0.001 Par
          Value Per Share, and Series B 6% Cumulative Convertible Preferred
          Stock, $0.001 Par Value Per Share of ChemTrak Incorporated Filed in
          the Office of the Secretary of State of Delaware on April 8, 1998.
    4.1   Reference is made to Exhibits 3.1 and 3.2.
   10.1   Form of Indemnification Agreement entered into between the Company and its directors and officers, with related schedule. (1)
   10.2+  1988 Stock Option Plan, as amended. (2)
   10.3+  Form of Incentive Stock Option under the Option Plan, as amended.
          (1)
   10.4+  Form of Non-Qualified Stock Option under the Option Plan, as amended. (1)
   10.5   Form of Notice of Exercise under the Option Plan, as amended. (1)
   10.6   Investor Rights Agreement between the Company and the Series A
          Purchasers, the Series C Purchasers, the Series D Purchasers,
          Interhealth, and two of the Company's founders, dated June 4, 1991.
          (1)
   10.10* Distribution Agreement between the Company and A. Menarini SRL, dated as of June 1991. (1)
   10.11* Letter from the Company to The Boots Company PLC, dated December 5,
          1991, and letter from The Boots Company PLC to the Company, dated
          October 24, 1991. (1)
   10.15  Lease Agreement between the Company and PM-DE, dated as of January
          23, 1992. (1)(7)
   10.16+ 1991 Employee Stock Purchase Plan. (1)
   10.17+ 1992 Non-Employee Directors Stock Option Plan. (3)
   10.18+ Form of Non-Statutory Option under the Directors Stock Option Plan.
          (3)
   10.24* Agreement between the Company and Miles Inc., dated April 22, 1993.
          (4)
   10.31  1993 Equity Incentive Plan. (5)
   10.35* Distribution and Supply Agreement, dated as of March 1, 1995 between the Company and Astra Merck Inc. (8)
   10.36* Distribution Agreement between the Company and Helena Laboratories
          (Canada) Ltd. dated April 25, 1996. (9)
   10.37* Agreement between the Company and Organon Teknika B.V., dated
          December 1, 1996. (10)
   10.38* Development and Distribution Agreement between the Company and
          Selfcare, Inc., dated December 31, 1996.(10)
   10.40  Consulting Agreement between the Company, Parent's Alert, Inc., a
          Georgia corporation, and Sunny Cloud, an individual, dated April
          30, 1997. (11)
   10.41  License Agreement between the Company and Parent's Alert, Inc.
          dated April 30, 1997. (11)
   10.42  Termination Agreement between the Company and Astra Merck Inc.
          dated September 25, 1997. (12)
   10.43  Option Agreement between the Company and Astra Merck Inc. dated
          September 25, 1997. (12)
   10.44  Equipment Financing Agreement, dated as of December 31, 1997, between Pentech Financial Services, Inc. and the Company. (13)

   10.45  Equipment Financing Commitment, dated as of December 31, 1997, from
          Pentech Financial Services, Inc. to the Company. (14)
   16.1   Letter of Ernst & Young LLP dated December 18, 1997 regarding the disclosure contained in Item 4 of the Current Report on Form 8-K.
          (15)
   23.1   Consent of Coopers & Lybrand L.L.P., Independent Accountants.
   25.1   Power of Attorney. Reference is made to page 33.
   27.1** Financial Data Schedule.

--------
 * Confidential treatment granted for portions of this document.

** Previously filed.
 + Compensatory Plan.
 (1) Incorporated by reference to the indicated exhibit in the Company's Registration Statement on Form S-1 (File No. 33-44673), as amended.
 (2) Incorporated by reference to the indicated exhibit in the Company's Registration Statement on Form S-8 (File No. 33-55326).
 (3) Incorporated by reference to the indicated exhibit in the Company's Registration Statement on Form S-8 (File No. 33-55324).
 (4) Incorporated by reference to the indicated exhibit in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.
 (5) Incorporated by reference to the indicated exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
 (6) Incorporated by reference to the indicated exhibit in the Company's Registration Statement on Form S-3 (File No. 33-90324).
 (7) Lease assigned to MP Arques, Inc. as part of the purchase of the property from PM-DE.
 (8) Incorporated by reference to the indicated exhibit in the Company's Registration Statement on Form 10-K for the fiscal year ended December 31, 1995. A report on Form 8-K was filed with the Commission on September 25, 1997, reporting the termination of the Company's agreement with Astra Merck Inc.
 (9) Incorporated by reference to the indicated exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(10) Incorporated by reference to the indicated exhibit in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996.
(11) Incorporated by reference to the indicated exhibit in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
(12) Incorporated by reference to the indicated exhibit in the Company's Current Report on Form 8-K filed with the Commission on September 25, 1997.
(13) Incorporated by reference to the exhibit marked 10.1 in the Company's Current Report on Form 8-K filed with the Commission on December 31, 1997.
(14) Incorporated by reference to the exhibit marked 10.2 in the Company's Current Report on Form 8-K filed with the Commission on December 31, 1997.
(15) Incorporated by reference to the indicated exhibit in the Company's Current Report on Form 8-K/A filed with the Commission on December 2, 1997.
(16) Incorporated by reference to the indicated exhibit on the Company's Registration Statement on Form S-3 (File No. 333-46745).

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of April, 1998.

                                          Chemtrak Incorporated

                                                   /s/ Donald V. Fluken
                                          By___________________________________

                                             DONALD V. FLUKEN, VICE PRESIDENT,
                                             FINANCE, CHIEF FINANCIAL OFFICER
                                                    AND SECRETARY

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

           SIGNATURES                        TITLE                 DATE
                                          Chairman of the
  /s/ Prithipal Singh, Ph.D.*               Board            April 10, 1998
-------------------------------------
       PRITHIPAL SINGH, PH.D.

                                       President, Chief
     /s/ Edward F. Covell*            Executive Officer      April 10, 1998
-------------------------------------      and Director
          EDWARD F. COVELL             (Principal executive
                                             officer)

        /s/ Donald V. Fluken              Vice President,
-------------------------------------     Finance, Chief        April 10, 1998
          DONALD V. FLUKEN               Financial Officer
                                           and Secretary
                                       (Principal financial
                                          and accounting
                                             officer)

                                           Director
      /s/ Malcolm Jozoff*                                    April 10, 1998
-------------------------------------
           MALCOLM JOZOFF

                                           Director
      /s/ Robert P. Kiley*                                   April 10, 1998
-------------------------------------
           ROBERT P. KILEY

                                             Director
-------------------------------------
           DAVID RUBINFIEN

                                           Director
     /s/ Gordon W. Russell*                                  April 10, 1998
-------------------------------------
          GORDON W. RUSSELL

   *By: /s/ Donald V. Fluken           Vice President,       April 10, 1998
-------------------------------------     Finance, Chief
                                       Financial Officer
        DONALD V. FLUKEN             and Secretary

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