Form 10-Q/A
period 1997-06-30
CHEMTRAK INC/DE
filed 1998-04-20
CIK 882242

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q/A

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---
     Act of 1934. For the quarterly period ended June 30, 1997.

     Transition report pursuant to Section 13 or 15(d) of the Securities

---
     Exchange Act of 1934. For the transition period from_____ to_____.

                        Commission File Number: 0-19749
                                                -------

                         CHEMTRAK INCORPORATED

           Delaware                                       77-0295388
------------------------------               -----------------------------------

(State or other jurisdiction of              (I.R.S Employer Identification No.)
incorporation or organization)

                  929 E. Arques Avenue, Sunnyvale C.A. 94086
                  ------------------------------------------
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (408) 773-8156

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock $.001 par value
                         -----------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X      No  _____
                                -----


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock $.001 par value   Outstanding at August 7, 1997: 12,994,006
       ----------------------------                                  ----------

EXPLANATORY NOTE

This Form 10-Q/A is being filed solely for the purpose of amending the revenue recognition policy in Note 2 to the Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1997.

                             CHEMTRAK INCORPORATED
                                     INDEX


PART I         FINANCIAL INFORMATION                                  PAGE
                                                                      ----
                                                                      NO.
                                                                      ---
               Item 1 Financial Statements

               Notes to Condensed Financial Statements                   3

SIGNATURES                                                               4

                             CHEMTRAX INCORPORATED

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 June 30, 1997

                                  (unaudited)

Note 2.   Revenue Recognition

          Product revenues are generally recognized at the time of shipment to customers or distributors. Initial license revenues are recorded when earned, which is upon signing of the license agreement, confirmation of collectibility and when no future obligations remain. The Company recognizes license termination and conversion fees when earned, which is upon signing of the license agreement, confirmation of collectibility and when no future obligations remain. These fees are recognized as operating income to offset the operating expenses that have been recorded prior to termination or conversion of the contract. These operating expenses were incurred by the Company to build and supply the expected product pipeline as part of the original license agreement. The Company recognized license termination and conversion fees of $3,500,000 in 1995. The Company recognized a $333,000 initial license fee in its entirety as revenue in the three months ended March 31, 1997. The fee was non-refundable in any manner and the Company had no further obligations under the contract relating to the non-refundable fee.

                             CHEMTRAK INCORPORATED

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: April 3, 1998                CHEMTRAK INCORPORATED


                                   /s/ Donald V. Fluken
                                   -------------------------------------------
                                   Donald V. Fluken
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)