Form 10-Q/A
period 1997-09-30
CHEMTRAK INC/DE
filed 1998-04-20
CIK 882242

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q/A

(Mark One)

  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----
       Exchange Act of 1934. For the quarterly period ended September 30, 1997.

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the transition period from ________to_______.

                        Commission File Number: 0-19749
                                                -------

                            CHEM TRAK INCORPORATED

          Delaware                                         77-0295388
 -----------------------------                ---------------------------------

(State or other jurisdiction of              (I.R.S Employer Identification No.)
incorporation or organization)

                   929E. Arques Avenue, Sunnyvale, CA 94086
                   ----------------------------------------
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

                            Yes    X     No________
                                 -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock $.001 par value  Outstanding at October 31, 1997: 13,643,145
       ----------------------------                                   ----------

EXPLANATORY NOTE

This Form 10-Q/A is being filed solely for the purpose of amending the revenue recognition policy in Note 2 to the Quarterly Report on Form 10-Q for the quarterly period ending September 30, 1997.

                             CHEMTRAK INCORPORATED
                                     INDEX

PART 1.            FINANCIAL INFORMATION                          PAGE
                                                                  ----
                                                                   NO.
                                                                   --
                    Item 1: Financial Statements

                    Notes to Condensed Financial Statements          3

SIGNATURES                                                           4

                             CHEMTRAK INCORPORATED

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                              September 30, 1997

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


Date: April 3, 1998                           CHEMTRAK INCORPORATED


                                              /s/ Donald V. Fluken
                                              ----------------------
                                              Donald V. Fluken
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)