Form 10-K405/A
period 1997-12-31
CHEMTRAK INC/DE
filed 1998-05-12
CIK 882242

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

                             AMENDMENT NO. 2

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

   FOR THE TRANSITION PERIOD FROM ____________ TO ___________

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

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  The Registrant has incorporated by reference into Part III of this Form 10-K, portions of its Proxy Statement for the 1998 Annual Meeting of Stockholders, which is currently scheduled to be held on June 25, 1998.

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

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of May, 1998.

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


             SIGNATURES                        TITLE                 DATE
             ----------                        -----                 ----

     /s/ Prithipal Singh, Ph.D.*          Chairman of the        May 12, 1998
-------------------------------------          Board
       PRITHIPAL SINGH, PH.D.

        /s/ Edward F. Covell*            President, Chief        May 12, 1998
-------------------------------------    Executive Officer
          EDWARD F. COVELL                 and Director
                                       (Principal executive
                                             officer)

        /s/ Donald V. Fluken              Vice President,        May 12, 1998
-------------------------------------     Finance, Chief
          DONALD V. FLUKEN               Financial Officer
                                           and Secretary
                                       (Principal financial
                                          and accounting
                                             officer)

         /s/ Malcolm Jozoff*                 Director            May 12, 1998
-------------------------------------
           MALCOLM JOZOFF

        /s/ Robert P. Kiley*                 Director            May 12, 1998
-------------------------------------
           ROBERT P. KILEY

                                             Director
-------------------------------------
           DAVID RUBINFIEN

       /s/ Gordon W. Russell*                Director            May 12, 1998
-------------------------------------
           GORDON W. RUSSELL

      *By: /s/ Donald V. Fluken           Vice President,        May 12, 1998
-------------------------------------     Finance, Chief
          DONALD V. FLUKEN               Financial Officer
                                           and Secretary


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

 date is April 6, 1998

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
                                                      ============ ============

12. SUBSEQUENT EVENTS

  In January 1998, the Company raised proceeds of approximately $1,300,000 from the private placement of Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock") to seven private investors. The Series A Preferred Stock is convertible into Common Stock 60 days after closing. The Series A Preferred Stock bears cumulative mandatory dividends at an annual rate of 6%, payable in shares of stock or in cash at the Company's option.

  The Series A Preferred Stock, after adjustment to account for any accrued dividend that has not been paid in cash, is convertible at a conversion price equal to the lower of (1) 75% of the five-day average closing bid prices on that date of each individual closing or (2) 75% of the five-day average at the time of the conversion.

  The Company anticipates that the impact on net loss per share from recognizing the accounting treatment of the 25% conversion feature of the Series A Preferred Stock will result in an increase in net loss per share attributable to common stockholders of $0.032. The deemed dividend or return to the preferred stockholders of $433,000 was accreted to accumulated deficit in the first three months of 1998.

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

  On April 6, 1998 the Company raised proceeds of approximately $1,002,000 from the private placement of Series B Redeemable Convertible Preferred Stock ("Series B Preferred Stock"). The Series B Preferred Stock is convertible into Common Stock 90 days after closing. The Series B Preferred Stock bears cumulative mandatory dividends at an annual rate of 6%, payable in shares of stock or in cash at the Company's option.

  The Series B Preferred Stock, after adjustment to account for any accrued dividend that has not been paid in cash, is convertible at a conversion price equal to 75% of the average closing bid price of the Common Stock for the five trading days immediately preceding the date of conversion of the Series B Preferred Stock, but at no event more than 100% of the average closing bid price for the five trading days immediately preceding the date of issuance of the Series B Preferred Stock.

  The Company anticipates that the impact on net loss per share from recognizing the accounting treatment of the 25% conversion feature of the Series B Preferred Stock will result in an increase in net loss per share attributable to common stockholders of $0.024. The deemed dividend or return to the preferred stockholders of $334,000 will be accreted to accumulated deficit in the second quarter of 1998.

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