Form 10-Q
period 1998-03-31
CHEMTRAK INC/DE
filed 1998-05-15
CIK 882242

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

      X        Quarterly report pursuant to Section 13 or 15(d) of the
  ---------
               Securities Exchange Act of 1934. For the quarterly period ended
               March 31, 1998.

  _________    Transition report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934. For the transition period from _____________ to _____________.

                       Commission File Number:  0-19749
                                                -------

                             CHEMTRAK INCORPORATED

              Delaware                                    77-0295388
              --------                         ------------------------------
   (State or other jurisdiction of           (I.R.S Employer Identification No.)
    incorporation or organization)

                  929 E. Arques Avenue, Sunnyvale, CA  94086
                  ------------------------------------------
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (408) 773-8156

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

                          Yes     X         No ______
                              ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock $.001 par value    Outstanding at April 30, 1998: 15,369,562
       ----------------------------                                   ----------

                             CHEMTRAK INCORPORATED
                                     INDEX

PART I.   FINANCIAL INFORMATION                                                      PAGE
                                                                                     ----
                                                                                      NO.
                                                                                      ---
          Item 1:  Financial Statements

          Condensed Balance Sheets as of March 31, 1998 and December 31, 1997          3

          Condensed Statements of Operations for the three months ended
          March 31, 1998 and 1997                                                      4

          Condensed Statements of Cash Flows for the three months ended
          March 31, 1998 and 1997                                                      5

          Notes to Condensed Financial Statements                                      6-14

          Item 2:  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                    15-22


PART II.  OTHER INFORMATION


           Item 6:  Exhibits and Reports on Form 8-K                                   23


SIGNATURES                                                                             24



EXHIBITS

                             CHEMTRAK INCORPORATED
                           CONDENSED BALANCE SHEETS

                                                                March 31, 1998             December 31,1997
                                                               ----------------           ------------------
                                                                 (unaudited)
                       ASSETS
Current assets:
   Cash and cash equivalents                                    $    509,000                $  1,114,000
   Accounts receivable, net                                          510,000                     220,000
   Inventories                                                       851,000                    1068,000
   Prepaid expenses and other current assets                         938,000                     201,000
                                                                ------------                ------------
      Total current assets                                         2,808,000                   2,603,000
Property and equipment, net                                        1,464,000                   1,616,000
Other assets                                                          66,000                      66,000
                                                                ------------                ------------
     Total assets                                               $  4,338,000                $  4,285,000
                                                                ============                ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $    456,000                $    393,000
  Accrued payroll and benefits                                       160,000                     200,000
  Other accrued liabilities                                          342,000                     413,000
  Current portion of long term debt                                  285,000                     200,000
  Accrued royalties                                                  307,000                     293,000
                                                                ------------                ------------
      Total current liabilities                                    1,550,000                   1,499,000
Accrued rent                                                         308,000                     311,000
Long term debt, net of current portion                               362,000                     267,000
                                                                ------------                ------------
     Total liabilities                                             2,220,000                   2,077,000
                                                                ------------                ------------
Stockholders' equity:
  Preferred stock                                                          -                           -
  Common stock                                                        15,000                      14,000
  Additional paid-in capital                                      45,733,000                  43,728,000
  Deferred compensation                                              (27,000)                    (31,000)
  Accumulated deficit                                            (43,603,000)                (41,503,000)
                                                                ------------                ------------
     Total stockholders' equity                                    2,118,000                   2,208,000
                                                                ------------                ------------
     Total liabilities and stockholders' equity                 $  4,338,000                $  4,285,000
                                                                ============                ============

   The accompanying notes are an integral part of these condensed financial statements.

                             CHEMTRAK INCORPORATED
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                Three months ended March 31,
                                                         ------------------------------------------
                                                                1998                    1997
                                                         ------------------     -------------------
Net revenue:
  Product revenue                                             $ 1,054,000            $   608,000
  Initial License Fee                                                   -                333,000
  Funded research and other revenue                                     -                500,000
                                                         ----------------       ----------------
    Total net revenue                                           1,054,000              1,441,000
                                                         ----------------       ----------------

Costs and expenses:
  Cost of product revenue                                         941,000                704,000
  Research and development                                        193,000                453,000
  Marketing, general and administrative                         1,606,000              1,623,000
                                                         ----------------       ----------------
    Total costs and expenses                                    2,740,000              2,780,000
                                                         ----------------       ----------------

Operating loss                                                 (1,686,000)            (1,339,000)
Interest and other income, net                                     24,000                 44,000
                                                         ----------------       ----------------
Net loss                                                       (1,662,000)            (1,295,000)

Accretion related to preferred stock                             (438,000)                     -
                                                         ----------------       ----------------

Net loss attributable to common stockholders                  $(2,100,000)           $(1,295,000)
                                                         ================       ================

Net loss attributable to common stockholders
per common share and per common
share - assuming dilution                                          $(0.15)                $(0.11)
                                                         ================       ================

Shares used in calculating net loss attributable
to common stockholders per common share
and per common share - assuming dilution                       14,061,000             12,085,000
                                                         ================       ================

   The accompanying notes are an integral part of these condensed financial statements.

                             CHEMTRAK INCORPORATED
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        Three Months Ended March 31,
                                                               ---------------------------------------------

                                                                        1998                      1997
                                                               -------------------       -------------------
Cash flows from operating activities:
  Net loss                                                             $(1,662,000)              $(1,295,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Interest expense and financing charges
          on debentures                                                          -                    79,000
      Depreciation and amortization                                        177,000                   202,000
      Loss on disposal of fixed assets                                           -                    70,000
      Accrued rent                                                          (3,000)                   13,000
      Stock option compensation and other                                    2,000                         -
      Purchase of advertising media for
        common stock                                                       204,000                         -
  Changes in operating assets and liabilities:
    Accounts receivable                                                   (290,000)                  165,000
    Inventories                                                            217,000                  (327,000)
    Prepaid expenses and other current assets                             (441,000)                  161,000
    Accounts payable                                                        63,000                   157,000
    Accrued payroll and benefits                                           (40,000)                   45,000
    Other accrued liabilities                                              (57,000)                  109,000
                                                               -------------------       -------------------
        Net cash used in operating activities                           (1,830,000)                 (621,000)
                                                               -------------------       -------------------

Cash flows from investing activities:
  Proceeds from sales of available-for-sale                                      -                   567,000
   securities
  Purchases of property and equipment                                      (25,000)                  (33,000)
                                                               -------------------       -------------------
        Net cash (used in)/provided by investing
         activities                                                        (25,000)                  534,000
                                                               -------------------       -------------------

Cash flows from financing activities:
  Proceeds from issuance of preferred stock A,                           1,119,000                         -
   net
  Proceeds from issuance of common stock                                         -                    31,000
  Proceeds from issuance of long term debt                                 250,000                         -
  Repayment of long-term debt                                              (69,000)                        -
  Fees incurred to obtain additional financing                             (50,000)                        -
                                                               -------------------       -------------------
       Net cash provided by financing activities                         1,250,000                    31,000
                                                               -------------------       -------------------

Net decrease in cash and cash equivalents                                 (605,000)                  (56,000)
Cash and cash equivalents at beginning of period                         1,114,000                 4,125,000
                                                               -------------------       -------------------
Cash and cash equivalents at end of period                             $   509,000               $ 4,069,000
                                                               ===================       ===================

Supplemental disclosure of non-cash financing
 activities:
Conversion of convertible debentures and accrued
   interest to common stock                                            $         -               $ 1,414,000
                                                               ===================       ===================
Conversion of preferred stock and accrued
   dividends to common stock                                           $   394,000               $         -
                                                               ===================       ===================
Accretion related to preferred stock                                   $   438,000               $         -
                                                               ===================       ===================
Prepayment of advertising media through issuance
   of common stock                                                     $   500,000               $         -
                                                               ===================       ===================

The accompanying notes are an integral part of these condensed financial statements.

                             CHEMTRAK INCORPORATED

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements as of March 31, 1998 of ChemTrak Incorporated (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998, or any future interim period.

     These financial statements and notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                             CHEMTRAK INCORPORATED

                                  (UNAUDITED)

Note 2. Computation of Net Loss Attributable To Common Stockholders per Common Share and per Common Share -assuming dilution

        The Company adopted Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" as of December 31, 1997, and accordingly all prior periods have been restated, as applicable. Net loss per common share and per common share - assuming dilution, are computed using the weighted average number of shares of Common Stock outstanding. Common equivalent shares from stock options, warrants and preferred stock are excluded from the computation of net loss per common share - assuming dilution as their effect is antidilutive.

        Stock options and warrants to purchase 1,714,248 shares of Common Stock at prices ranging from $0.75 to $9.75 per share were outstanding at March 31, 1998, but were not included in the computation of diluted net loss per common share because they were antidilutive. The aforementioned stock options and warrants could potentially dilute earnings per common share in the future.

                             CHEMTRAK INCORPORATED

                                  (UNAUDITED)

Note 3.  Inventories

     Inventories are stated at the lower of standard cost (which approximates actual costs on a first-in, first-out basis) or market. Inventories consisted of the following:

                                                      March 31, 1998                 December 31,1997
                                               ---------------------------     --------------------------

Raw materials..................................      $             623,000     $                  652,000
Work in process................................      $              42,000                         37,000
Finished goods.................................      $             186,000                        379,000
                                               ---------------------------     --------------------------

        Total..................................      $             851,000     $                1,068,000
                                               ===========================     ==========================

                             CHEMTRAK INCORPORATED

                                  (UNAUDITED)

Note 4. Recent Accounting Pronouncements

     Effective March 31, 1998, the Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period, resulting from transactions and other events and circumstances from nonowner sources. As the components of comprehensive income for the Company are not material, the additional reporting and display of comprehensive income and its components have not been reflected in the accompanying financial statements.

                            CHEMTRAK INCORPORATED

                                  (UNAUDITED)

Note 5. Preferred Stock

     The Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series, without stockholder approval, with voting and conversion rights which could adversely affect the voting power of the holders of the Common Stock and have the effect of delaying, deferring or preventing a change in the control of the Company.

     In January 1998, the Company issued 1,300 shares of Series A 6% Cumulative Convertible Preferred Stock (Series A Preferred Stock) to seven private investors. The net proceeds to the Company were $1,119,000 after deducting selling commissions.

     PURCHASE PRICE; CONVERSION RIGHTS. Each share of the Series A Preferred Stock was offered at a purchase price of $1,000 and a Stated Value of $1,000. Beginning 60 days following the issuance of the shares of Series A Preferred Stock, each holder of shares of Series A Preferred Stock has the right at any time, and from time to time, to convert some or all such shares into fully paid and nonassessable shares of Common Stock.

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

     PREFERENTIAL CUMULATIVE DIVIDENDS. The holders of outstanding shares of Series A Preferred Stock are entitled to receive preferential dividends in cash out of any funds of the Company legally available at the time for declaration of dividends before any dividend or other distribution will be paid or declared and set apart for payment on any shares of any Common Stock or other class of stock junior to the Series A Preferred Stock (the Common Stock and such junior stock being hereinafter collectively the "Junior Stock") at the rate of 6% simple interest per annum on the Stated Value per share payable quarterly when and as declared; provided, however, that these preferential cumulative dividends, if not paid, will accumulate as a liability of the Company. In addition, fully paid and non-assessable shares of Series A Preferred Stock at a rate of one share of Series A Preferred Stock for each $1,000 of such dividend not paid in cash, and the issuance of such additional shares, will constitute full payment of such dividend.

     The dividends on the Series A Preferred Stock will be cumulative whether or not earned so that if, at any time, full cumulative dividends at the rate aforesaid on all shares of the Series A Preferred Stock then outstanding from the date from and after which dividends thereon are cumulative to the end of the quarterly dividend period next preceding such time shall not have been paid or declared and set apart for payment, or if the full dividend on all such outstanding Series A Preferred Stock for the then current dividend period shall not have been paid or declared and set apart for payment, the amount of the deficiency shall be paid or declared and set apart for payment (but without interest thereon) before any sum shall be set apart for or applied by the Company or a subsidiary of the Company to the purchase redemption or other acquisition of the Series A Preferred Stock and before any dividend or other distribution shall be paid or declared and set apart for payment on any Junior Stock and before any sum shall be set aside for or applied to the purchase, redemption or other acquisition of Junior Stock.

     Dividends on all shares of the Series A Preferred Stock begin to accrue and be cumulative from and after the date of issuance thereof on a quarterly basis.

     LIQUIDATION RIGHTS. In the event of the dissolution, liquidation or winding-up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock will be entitled to receive before any payment or distribution will be made on the Junior Stock, out of the assets of the Company available for distribution to stockholders, the Stated Value per share of Series A Preferred Stock and all accrued and unpaid dividends to and including the date of payment thereof. Upon the payment in full of all amounts due to holders of the Series A Preferred Stock, then the holders of the Junior Stock of the Company will receive, ratably, all remaining assets of the Company legally available for distribution. If the assets of the Company available for distribution to the holders of the Series A Preferred Stock are insufficient to permit payment in full of the amounts payable as aforesaid to the holders of Series A Preferred Stock upon such liquidation, dissolution or winding-up, whether voluntary or involuntary, then all such assets of the Company will be distributed to the exclusion of the holders of shares of Junior Stock ratably among the holders of Series A Preferred Stock.

     Neither purchase nor the redemption by the Company of shares of any class of stock nor the merger nor consolidation of the Company with or into any other corporations nor the sale or transfer by the Company of all or any part of its assets will be deemed to be a liquidation, dissolution or winding-up of the Company for the purposes of the liquidation rights that would be available under the Financing. The Investors will enjoy a right of participation in any proposed public offering of Common Stock and a right of first refusal in the event of any future equity financing.

     REDEMPTION PROVISION. The Company may elect to redeem all or part of the Stated Value of the Series A Preferred Stock upon payment of an amount of dollars equal to the number of shares of Common Stock that could be obtained by converting into the Company's Common Stock that amount of Stated Value plus accrued but unpaid dividends and any other sums payable in respect of that Stated Value at the conversion price in effect on the date notice of redemption is given to the Holder (the "Redemption Date") multiplied by the average of the Closing Bid Price of the Common Stock for the five trading days immediately preceding such date. The Company may not redeem any amount which the Holder has elected to convert, including a notice of conversion given after the Redemption Date but prior to receipt by the Holder of the payment under the redemption provisions.

     VOTING RIGHTS. The shares of Series A Preferred Stock have no voting rights. The shares of Common Stock into which the Series A Preferred Stock is converted will have full voting rights upon such conversion.

     The conversion formula does not contain an upper limit on the number of shares of Common Stock that may be issued upon conversion. The 25% beneficial conversion feature attached to the Series A Preferred Stock has been recognized and measured by

                             CHEMTRAK INCORPORATED

                                  (UNAUDITED)

allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value was calculated at the date of issue (January 23, 1998) as the difference between the issue price and the fair market value of the Common Stock into which the Series A Preferred Stock is convertible multiplied by the number of common shares into which the Series A Preferred Stock is convertible. The discount resulting from the allocation of proceeds to the beneficial conversion feature is analogous to a dividend and has been recognized as a return to the Series A Preferred Stockholders over the minimum period in which that return can be realized, which is 60 days after issuance. The "deemed dividend" of $433,333 was accreted to accumulated deficit in the first three months of 1998.

     As of March 31, 1998, 390 shares of Series A Preferred Stock had been converted into 640,004 shares of common stock. In addition, accrued dividends of $4,252 had been converted into 6,982 shares of Common Stock.

                             CHEMTRAK INCORPORATED

                                  (UNAUDITED)

Note 6. Common Stock

     On March 2, 1998, the Company entered into the Media Purchase Agreement with Grow Marketing Services and Proxhill Marketing Ltd. (Proxhill). Under the terms of the agreement, the Company has agreed to purchase up to $3 million in advertising from Grow Marketing over the following 12 months to provide national and regional advertising support for the Company's products. Proxhill has agreed to provide two-thirds of the funding needed for the advertising placements in return for shares of the Company's Common Stock. The Common Stock will be issued to Proxhill at the Nasdaq average closing bid price for the five days preceding each closing and is subject to certain restrictions regarding registration of the stock for sale.

     An initial transaction of $750,000 ($500,000 from Proxhill, $250,000 from the Company) was executed on March 2, 1998, and is being used to purchase national and regional radio advertising to support ChemTrak's CholesTrak Home Cholesterol Test and ColoCARE Home Test to Detect the Early warning signs of Colorectal Disease over the next few months. The Company has issued 592,593 shares of Common Stock to Proxhill in return for the $500,000.

                            CHEMTRAK INCORPORATED

                                  (UNAUDITED)

Note 7. Subsequent Event

     In April 1998, the Company issued $1,002,000 of Series B 6% Cumulative Convertible Preferred Stock (Series B Preferred Stock) to eleven private investors. The net proceeds to the Company were $867,000 after deducting selling commissions. The Company has the option to convert the accrued dividends on the Series Preferred B Stock, computed at the rate of 6% per annum, into Common Stock of the Company in lieu of cash payments.

     Each share of the Series B Preferred Stock was offered at a purchase price of $1,000 and a stated value of $1,000. Beginning 90 days following the issuance of the shares of Series B Preferred Stock, each holder of shares of this Preferred Stock has the right at any time, and from time to time, to convert some or all such shares into fully paid and nonassessable shares of Common Stock.

     The Series B Preferred Stock, after adjustment to account for any accrued dividends that have not been paid, is convertible at a conversion price equal to 75% of the five-day average closing bid price immediately prior to the conversion date of the Series B Preferred Stock but at no time higher than 100% of the five-day average closing bid price immediately preceding the date of issuance of the Series B Preferred Stock.

                             CHEMTRAK INCORPORATED

                                  (UNAUDITED)

     The 25% beneficial conversion feature attached to the Series B Preferred Stock and the intrinsic value calculations for the Series B Preferred Stock are calculated in the same way as described in Note 5 for the Series A Preferred Stock. The "deemed dividend" of $334,000 will be accreted to accumulated deficit in the second quarter of 1998.

                             CHEMTRAK INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report contains, and incorporates by reference, certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995 and the rules promulgated pursuant to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended) that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document and in the documents incorporated herein by reference, the words "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include those are set forth in the Company's 1997 Annual Report to Stockholders which is incorporated by reference in the Company's Form 10-K (as amended on Form 10-K/A), and the Company's Form 10-K, as amended. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Report.

OVERVIEW

     ChemTrak develops, manufactures, markets and sells easy-to-use personal medical diagnostic systems for over-the-counter and point-of-care markets worldwide. Currently, most diagnostic testing is performed in clinical laboratories, with results not received by the physician or the patient for several days. In contrast, the Company's products permits the consumer or the physician to perform diagnostic tests and receive results within minutes. Three products are currently commercially available and are being distributed by ChemTrak in the United States: The CholesTrak Home Cholesterol Test, ColoCARE, a Home Test to Detect the Early Warning Signs of Colorectal Disease, and Parent's Alert Home Drug Test Service, a counselor supported home drug test service committed to helping parents prevent and eliminate drug abuse by their children. The Company also introduced the AccuMeter H. pylori test to determine the presence of bacterium associated with duodenal and peptic ulcers, and the AccuMeter Theophylline test, a point of-care quantitative assay for theophylline, a drug commonly used to treat asthmatics, both of which have been cleared for marketing to physicians' office labs by the FDA.

     As of March 31, 1998, the Company had an accumulated deficit of approximately $43,603,000. The ability of the Company to achieve profitability is highly dependent upon numerous factors including, but not limited to, the Company's ability to directly market and distribute its CholesTrak, ColoCARE, and Parent's Alert products in the United States, successful completion of the Company's regulatory approval process to market in the United States products under development, and the Company's ability to provide product in sufficient, cost effective quantities. Due to the uncertainty of these factors, it is difficult to reliably predict when such profitability may occur, if at all. Until such time as it achieves profitability, the Company is likely to require additional capital to finance its operations.

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

RESULTS OF OPERATIONS

NET REVENUE

     Total net revenue decreased to $1,054,000 for the three months ended March 31, 1998 from $1,441,000 for the three months ended March 31, 1997. Product sales increased to $1,054,000 in the three months ended March 31, 1998 from $608,000 in the three months ended March 31, 1997. This growth in product revenue is due to increased sales of CholesTrak Home Cholesterol Test and the introduction of new products to ChemTrak's line of consumer-diagnostic products during 1997, including ColoCARE Home Test to Detect the Early Warning Signs of Coloractal Disease and sales of Parent's Alert Home Drug Test Service. Funded research and other revenues have ceased during the first quarter of 1998 but had been $500,000 during the same quarter of 1997.

COST OF PRODUCT REVENUE

     For the three months ended March 31, 1998, the cost of product revenue increased to $941,000 from $704,000 for the three months ended March 31, 1997, principally due to the increase in product sales volume.

     Product gross margin as a percentage of product revenue increased to a positive 11% for the three months ending March 31, 1998 from a negative 16% for the same period in 1997. This increase was mainly due to increased product sales volume.

RESEARCH AND DEVELOPMENT

     Research and development expenses decreased to $193,000 in the three months ended March 31, 1998 from $453,000 for the three months ended March 31, 1997. This has resulted from the reorientation of the Company and the decision in 1996 to convert from a research and development-focused company to a market-driven consumer-medical-products company.

MARKETING, GENERAL AND ADMINISTRATIVE

     Although combined marketing, general and administrative expenses decreased to $1,606,000 for the three months ended March 31, 1998 from $1,623,000 for the three months ended March 31, 1997, marketing expenses have increased to $975,000 for the first quarter of 1998 from $816,000 in the same period of 1997. This was due to increased advertising expenses associated with the rollout of new consumer products as well as support of existing products.

INTEREST AND OTHER INCOME, NET

     Interest and other income, net decreased to $24,000 in the three months ended March 31, 1998 from $44,000 for the three months ended March 31, 1997. The decrease was primarily due to reduced levels of cash and cash equivalents.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets increased by $737,000 in the first quarter of 1998 primarily due to significant prepayments of advertising charges. The majority of these charges will be expensed in the second quarter of 1998 and the remaining advertising charges will be expensed during the third and fourth quarters of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of 1998, the Company obtained net proceeds of $!,250,000 from financing activities. As of March 31, 1998, the Company had cash and cash equivalents of $509,000. During the first quarter of 1998, the Company had a net decrease of $605,000 of cash and cash equivalents. This was primarily due to a decrease of $1.8 million of cash and cash equivalents associated with its operations mainly as a result of its first quarter operating loss and increase in prepaid expenses, offset by $1.2 million of net proceeds obtained from financing activities.

     The Company believes that its existing capital resources, together with internally generated funds and funded research, will need to continue being augmented by funds received through collaboration agreements, equity financings, or debt offerings to complete the marketing activities in which it is currently engaging and to launch these products in the consumer marketplace at least through the end of 1998. If such funding cannot be obtained, the Company will implement cost cutting measures to ensure the continuity of operations at least to the end of 1998. The Company's success is dependent on its ability to achieve profitable operations, reduce discretionary operating expenses and obtain additional funds to support its operations. There can be no assurance that the Company will achieve profitable operations or successfully reduce discretionary expenses by a sufficient amount on a timely basis or that additional funds will be available when and as required by the Company on acceptable terms or at all.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company for the year ending December 31, 1998. The Company operates in one business segment; namely, the development, manufacturing, and marketing of easy-to-use diagnostic tests for the worldwide point-of-care markets.

                             CHEMTRAK INCORPORATED

                          PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          a) Exhibits

               27.1 Financial Statement Schedule

          b) Reports on Form 8-K

               A report on Form 8-K was filed with the Securities and Exchange Commission on January 15, 1998 reporting the Company's plan to raise funds in a private equipment financing arrangement.

               A report on Form 8-K was filed with the Securities and Exchange Commission on February 9, 1998, as amended on February 15, 1998, reporting the Company's sale of Preferred Stock pursuant to Regulation S, Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

                             CHEMTRAK INCORPORATED

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 15, 1998           CHEMTRAK INCORPORATED


                              /s/ Donald V. Fluken
                              _____________________
                              Donald V. Fluken
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)