Form 10-K/A
period 1996-12-31
CHEMTRAK INC/DE
filed 1998-05-22
CIK 882242

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 4


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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amendment to its report on Form 10-K for the year ended December 31, 1996 to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of May, 1998.


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

            Signature                         Title                         Date
            ---------                         -----                         ----
 /s/ Prithipal Singh, Ph.D.
-----------------------------          Chairman of the Board            May 20, 1998
     Prithipal Singh, Ph.D.


 /s/ Edward F. Covell                President, Chief Executive
-----------------------------           Officer and Director            May 21, 1998
     Edward F. Covell              (Principal executive officer)

                                      Vice President Finance,
 /s/ Donald V. Fluken               Chief Financial Officer and         May 21, 1998
-----------------------------      Secretary (Principal financial
     Donald V. Fluken                 and accounting officer)

 /s/ Malcolm Jozoff*
-----------------------------                 Director                  May 20, 1998
     Malcolm Jozoff

 /s/ Robert P. Kiley*
-----------------------------                 Director                  May 20, 1998
     Robert P. Kiley

 /s/ David Rubinstein*
-----------------------------                 Director
     David Rubinstein

 /s/ Gordon W. Russell*
-----------------------------                 Director                  May 20, 1998
     Gordon W. Russell


*By:  /s/ Prithipal Singh, Ph.D.       Vice President Finance,
--------------------------------       Chief Financial Officer          May 20, 1998
          Prithipal Singh, Ph.D.            and Secretary


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(c)
         10.36** Distribution Agreement between ChemTrak and Helena Laboratories (Canada) Ltd. dated April 25, 1996.

         10.37 Agreement between ChemTrak and Organon Teknika B.V., dated December 1, 1996.

         10.38 Development and Distribution Agreement between ChemTrak and Selfcare, Inc., dated December 31, 1996.

______________
**  Confidential treatment has been requested for portions of this document.

                               INDEX TO EXHIBITS

Exhibit No.     Description
-----------     -----------

10.36** Distribution Agreement between ChemTrak and Helena Laboratories (Canada) Ltd. dated April 25, 1996.

10.37           Agreement between ChemTrak and Organon Teknika B.V., dated
                December 1, 1996.

10.38 Development and Distribution Agreement between ChemTrak and Selfcare, Inc., dated December 31, 1996.

_____________
** Confidential treatment has been requested for portions of this document.