Form 10-Q/A
period 1997-03-31
CHEMTRAK INC/DE
filed 1998-05-22
CIK 882242

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

                                    PART II

Item 6. Exhibits

(a)
        10.39** Distribution Agreement between ChemTrak and Helena Laboratories (Canada) Ltd. dated February 27, 1997.


___________________
** Confidential treatment has been requested for portions of this document.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CHEMTRAK INCORPORATED



                                        By: /s/ Donald V. Fluken
                                           -------------------------------------
                                               Donald V. Fluken
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)


                                        Date:      May 21, 1998
                                             ________________________________

                               INDEX TO EXHIBITS


Exhibit No.     Description
-----------     -----------
 10.39**        Distribution Agreement between ChemTrak and Helena Laboratories
                (Canada) Ltd. dated February 27, 1997.


___________
** Confidential treatment has been requested for portions of this document.