Form 10-Q
period 1998-06-30
CHEMTRAK INC/DE
filed 1998-08-14
CIK 882242

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

         For the transition period from _____________ to _____________.

                         Commission File Number: 0-19749

                              CHEMTRAK INCORPORATED

            Delaware                                     77-0295388
            --------                                     ----------
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

Class:  Common Stock $.005 par value    Outstanding at August 1, 1998: 3,486,126
        ----------------------------

                              CHEMTRAK INCORPORATED
                                      INDEX

                                                                                           PAGE
                                                                                            NO.
                                                                                           -----
PART I. FINANCIAL INFORMATION
                Item 1: Financial Statements (unaudited)

                Condensed Balance Sheets as of June 30, 1998 and December 31, 1997            3

                Condensed Statements of Operations for the three and six months ended
                June 30, 1998 and 1997                                                        4

                Condensed Statements of Cash Flows for the six months ended June 30,
                1998 and 1997                                                                 5

                Notes to Condensed Financial Statements                                    6-10

                Item 2:  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                 11-14

PART II.  OTHER INFORMATION

                Item 6:  Exhibits and Reports on Form 8-K                                   15

SIGNATURES                                                                                  16

EXHIBITS

                              CHEMTRAK INCORPORATED
                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                       ----------------------------------
                                                         June 30,         December 31,
                                                           1998               1997
                                                       -------------    -----------------
                                                       (unaudited)
Current assets:
    Cash and cash equivalents                          $    244,000     $      1,114,000
    Accounts receivable, net                                443,000              220,000
    Inventories                                             723,000            1,068,000
    Prepaid expenses and other current assets               116,000              201,000
                                                       -------------    -----------------
      Total current assets                                1,526,000            2,603,000
Property and equipment, net                               1,282,000            1,616,000
Other assets                                                 66,000               66,000
                                                       -------------    -----------------
      Total assets                                     $  2,874,000     $       4,285,000
                                                       =============    =================

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                   $  1,355,000     $        393,000
    Accrued payroll and benefits                             94,000              200,000
    Other accrued liabilities                               142,000              413,000
    Current portion of long term debt                       293,000              200,000
    Accrued royalties                                       238,000              293,000
                                                       -------------    -----------------
      Total current liabilities                           2,122,000            1,499,000
Deferred revenue                                             44,000                   --
Accrued rent                                                305,000              311,000
Long term debt, net of current portion                      287,000              267,000
                                                       -------------    -----------------
      Total liabilities                                   2,758,000            2,077,000
                                                       -------------    -----------------

Stockholders' equity:
    Preferred stock                                              --                   --
    Common stock                                             17,000               14,000
    Additional paid-in capital                           46,856,000           43,728,000
    Deferred compensation                                   (24,000)             (31,000)
    Accumulated deficit                                (46,733,000)         (41,503,000)
                                                       -------------    -----------------
      Total stockholders' equity                            116,000            2,208,000
                                                       -------------    -----------------
Total liabilities and stockholders' equity             $  2,874,000     $      4,285,000
                                                       =============    =================



  The accompanying notes are an integral part of these condensed financial statements.

                              CHEMTRAK INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended June 30,           Six Months Ended June 30,
                                                  -------------------------------       -------------------------------
                                                          1998               1997               1998               1997
                                                  ------------       ------------       ------------       ------------
Net revenue:
  Product revenue                                 $    823,000       $    870,000       $  1,877,000       $  1,478,000
  Funded research and other revenue
                                                        22,000                 --             22,000            833,000
                                                  ------------       ------------       ------------       ------------
    Total net revenue                                  845,000            870,000          1,899,000          2,311,000
                                                  ------------       ------------       ------------       ------------
Costs and expenses:
  Cost of product revenue                              851,000            517,000          1,792,000          1,221,000
  Research and development                             168,000            579,000            361,000          1,032,000
  Marketing, general and administrative              2,621,000          1,530,000          4,227,000          3,153,000
                                                  ------------       ------------       ------------       ------------
    Total costs and expenses                         3,640,000          2,626,000          6,380,000          5,406,000
                                                  ------------       ------------       ------------       ------------
Operating loss                                      (2,795,000)        (1,756,000)        (4,481,000)        (3,095,000)
Interest and other income, net                          33,000            102,000             57,000            146,000
                                                  ------------       ------------       ------------       ------------
Net loss                                            (2,762,000)        (1,654,000)        (4,424,000)        (2,949,000)
Accretion and dividends
  related to preferred stock                          (334,000)                --           (772,000)                --
                                                  ------------       ------------       ------------       ------------
Net loss attributable to common stockholders      $ (3,096,000)      $ (1,654,000)      $ (5,196,000)      $ (2,949,000)
                                                                                        ============       ============
Net loss attributable to common stockholders
per common share and per common
share - assuming dilution                         $      (0.19)      $      (0.13)      $      (0.34)      $      (0.24)
                                                  ============       ============       ============       ============
Shares used in calculating net loss
attributable to common stockholders per
common share and per common
share - assuming dilution
                                                    16,122,000         12,855,000         15,092,000         12,470,000
                                                  ============       ============       ============       ============

                  The accompanying notes are an integral part
                    of these condensed financial statements.

                              CHEMTRAK INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      Six Months Ended June 30,
                                                    ------------------------------
                                                        1998              1997
                                                    -----------       -----------
Cash flows from operating activities:
  Net loss                                          $(4,424,000)      $(2,949,000)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Interest expense and financing
          charges on debentures                              --           105,000
      Depreciation and amortization                     365,000           403,000
      Loss on disposal of fixed assets                       --           170,000
      Accrued rent                                       (6,000)           20,000
      Stock option compensation and other                 5,000                --
      Purchase of advertising media for
        common stock                                    400,000                --
  Changes in operating assets and liabilities:
    Accounts receivable                                (223,000)          (35,000)
    Inventories                                         345,000          (983,000)
    Prepaid expenses and other current assets            85,000           189,000
    Accounts payable                                    923,000           (41,000)
    Accrued payroll and benefits                       (106,000)          (34,000)
    Other accrued liabilities                          (326,000)           47,000
    Deferred revenue                                     44,000           350,000
                                                    -----------       -----------
        Net cash used in operating activities        (2,918,000)       (2,758,000)
                                                    -----------       -----------
Cash flows from investing activities:
  Proceeds from sales of
   available-for-sale securities                             --           567,000
  Purchases of property and equipment                   (31,000)         (121,000)
                                                    -----------       -----------
        Net cash (used in)/provided by
              investing activities                      (31,000)          446,000
                                                    -----------       -----------

Cash flows from financing activities:
  Proceeds from issuance of preferred
    stock A, net                                      1,119,000                --
  Proceeds from issuance of preferred
    stock B, net                                        917,000                --
  Proceeds from issuance of common
   stock                                                     --            62,000
  Proceeds from issuance of long term
    debt                                                250,000                --
  Repayment of long-term debt                          (117,000)               --
  Fees incurred to obtain additional
     financing                                          (90,000)               --
                                                    -----------       -----------
       Net cash provided by financing
          activities                                  2,079,000            62,000
                                                    -----------       -----------

Net decrease in cash and cash equivalents              (870,000)       (2,250,000)
Cash and cash equivalents at beginning
  of period                                           1,114,000         4,125,000
                                                    -----------       -----------
Cash and cash equivalents at end of
  period                                            $   244,000       $ 1,875,000
                                                    ===========       ===========

Supplemental disclosure of non-cash financing
  activities:
Conversion of convertible debentures
  and accrued interest to common stock              $        --       $ 1,629,000
                                                    ===========       ===========
Conversion of preferred stock and
   accrued dividends to common stock                $ 1,144,000       $        --
                                                    ===========       ===========
Accretion and dividends related
   to preferred stock                               $   772,000       $        --
                                                    ===========       ===========
Dividends accrued on not converted
   Series A and B Preferred Stock                   $    19,000       $        --
                                                    ===========       ===========
Prepayment of advertising media
   through issuance of Common Stock                 $   400,000       $        --
                                                    ===========       ===========


The accompanying notes are an integral part of these condensed financial statements.

                              CHEMTRAK INCORPORATED

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)


Note 1. Basis of Presentation

     The accompanying unaudited condensed financial statements as of June 30, 1998 of ChemTrak Incorporated (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998, or any future interim period.

     These financial statements and notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The Company has funded its operations to date through product sales and public and private equity and debt financings. The Company has suffered recurring losses related primarily to research and development costs and marketing expenditures on its products. The Company will require substantial additional funding during 1998 in order to meet its current budgeted operating needs and to complete the development and marketing activities in which it is currently engaging, and to launch these products in the consumer marketplace. The Company intends to seek additional funding through collaborative agreements with corporate partners or through additional equity or debt financings. There can be no assurance that the Company will be able to enter into such arrangements on acceptable terms, or at all or will be able to successfully reduce discretionary spending by a sufficient amount on a timely basis. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. With the decrease in the price of the Company's Common Stock, the Company believes it will be difficult or impossible to obtain the required funding to maintain operations for the second half of 1998. (See "Liquidity and Capital Resources.")

Note 2. Computation of Net Loss Attributable To Common Stockholders per Common Share and per Common Share - assuming dilution

     The Company adopted Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" as of December 31, 1997, and accordingly all prior periods have been restated, as applicable. Net loss attributable to common stockholders per common share and per common share - assuming dilution, are computed using the weighted average number of shares of Common Stock outstanding. Common equivalent shares from stock options, warrants and preferred stock are excluded from the computation of net loss per common share - assuming dilution as their effect is antidilutive.

     Stock options and warrants to purchase 1,096,053 shares of Common Stock at prices ranging from $0.75 to $9.75 per share were outstanding at June 30, 1998, but were not included in the computation of diluted net loss per common share because they were antidilutive. The aforementioned stock options and warrants could potentially dilute earnings per common share in the future.

                              CHEMTRAK INCORPORATED

                                   (UNAUDITED)

Note 3. Inventories

     Inventories are stated at the lower of standard cost (which approximates actual costs on a first-in, first-out basis) or market. Inventories consisted of the following:


                                     June 30, 1998    December 31,1997
                                     -------------    ----------------
Raw materials...................       $  367,000      $     652,000
Work in process.................           30,000             37,000
Finished goods..................          326,000            379,000
                                       ----------      -------------
       Total....................       $  723,000      $   1,068,000
                                       ==========      =============



Note 4. Preferred Stock

          The Board of Directors has authority to issue the undesignated Preferred Stock in one or more series, without stockholder approval, with voting and conversion rights which could adversely affect the voting power of the holders of the Common Stock and have the effect of delaying, deferring or preventing a change in the control of the Company.

    In January 1998, the Company issued 1,300 shares of Series A 6% Cumulative Convertible Preferred Stock (Series A Preferred Stock) to seven private investors. The net proceeds to the Company were $1,119,000 after deducting selling commissions. During the three months ended June 30, 1998, 735 shares of Series A Preferred Stock have been converted into 2,477,434 shares of Common Stock. In addition, accrued dividends of $15,022 have been converted into 55,291 shares of Common Stock. For the six months ended June 30, 1998, 1,125 shares of Series A Preferred Stock have been converted into 3,117,438 shares of Common Stock. In addition, accrued dividends of $19,274 have been converted into 62,273 shares of Common Stock.

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

    PREFERENTIAL CUMULATIVE DIVIDENDS. The holders of outstanding shares of Series A Preferred Stock are entitled to receive preferential dividends in cash out of any funds of the Company legally available at the time for declaration of dividends before any dividend or other distribution will be paid or declared and set apart for payment on any shares of any Common Stock or other class of stock junior to the Series A Preferred Stock (the Common Stock and such junior stock being hereinafter collectively the "Junior Stock") at the rate of 6% simple interest per annum on the Stated Value per share payable quarterly when and as declared; provided, however, there these preferential cumulative dividends, if not paid, will accumulate as a liability of the Company. In addition, fully paid and non-assessable shares of Series A Preferred Stock at a rate of one share of Series A Preferred Stock for each $1,000 of such dividend not paid in cash, and the issuance of such additional shares, will constitute full payment of such dividend.

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

    LIQUIDATION RIGHTS. In the event of the dissolution, liquidation or winding-up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock will be entitled to receive before any payment of distribution will be made on the Junior Stock, out of the assets of the Company available for distribution to stockholders, the Stated Value per share of Series A Preferred Stock and all accrued and unpaid dividends to and including the date of payment thereof. Upon the payment in full of all amounts due to holders of the Series A Preferred Stock, then the holders of the Junior Stock of the Company will receive, ratably, all remaining assets of the Company legally available for distribution. If the assets of the Company available for distribution to the holders of the Series A Preferred Stock are insufficient to permit payment in full of the amounts payable as aforesaid to the holders of Series A Preferred Stock upon such liquidation, dissolution or winding-up, whether voluntary or involuntary, then all such assets of the Company will be distributed to the exclusion of the holders of shares of Junior Stock ratably among the holders of Series A Preferred Stock.

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

    ACCRETION. The conversion formula does not contain an upper limit on the number of shares of Common Stock that may be issued upon conversion. The 25% beneficial conversion feature attached to the Series A Preferred Stock has been recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value was calculated at the date of issue (January 23, 1998) as the difference between the issue price and the fair market value of the Common Stock into which the Series A Preferred Stock is convertible multiplied by the number of common shares into which the Series A Preferred Stock is convertible. The discount resulting from the allocation of proceeds to the beneficial conversion feature is analogous to a dividend and has been recognized as a return to the Series A Preferred Stockholders over the minimum period of which that return can be realized, which is 60 days after issuance. The "deemed dividend" of $433,333 was accreted to accumulated deficit in the first three months of 1998.

    On July 9, 1998, the stockholders of the Company approved the issuance and sale of up to 5,000 shares (the "Financing") of 6% Cumulative Series B Convertible Preferred Stock, $0.001 par value per share (Series B Preferred Stock), convertible into Common Stock pursuant to a formula that includes a lower-than-market conversion price in a private placement of up to $5,000,000 to qualified persons (the "Investors").

    In April and June of 1998, the Company issued a total of 1,102 shares of the Series B Preferred Stock to twelve private investors. The net proceeds to the Company were $917,000 after deducting selling commissions and related expenses. All of the 1,102 shares of Series B Preferred Stock remain outstanding as of June 30, 1998.

    CONVERSION RATE ADJUSTMENTS. In case the Company shall at any time (A) declare any dividend or distribution on its Common Stock or other securities of the Corporation other than the Series A and Series B Preferred Stock, (B) split or subdivide the outstanding Common Stock, (C) combine the outstanding Common Stock into a smaller number of shares, or (D) issue by reclassification of its Common Stock any shares or other securities of the Company, then in each such event the Conversion Rate shall be adjusted proportionately so that the holders of Series A and Series B Preferred Stock shall be entitled to receive the kind and number of shares or other securities of the Company which such holders would have owned or have been entitled to receive after the happening of any of the events described above had such shares of Series A and Series B Preferred Stock been converted immediately prior to the happening of such event (or any record date with respect thereto). Such adjustment shall be made whenever any of the events listed above shall occur. (See Note 5).

    DILUTIVE EFFECT. The issuance of the Series B Preferred Stock in April and June, 1998, may have a substantial Dilutive Effect on current stockholders. The number of shares of Common Stock issuable upon conversion of the Series B Preferred Stock may increase substantially in certain circumstances, including, but not necessarily limited to, circumstances wherein the trading price of the Common stock declines before conversion. In addition, there is no upper limit on the number of shares of Common Stock that will be issued upon conversion of the Series B Preferred Stock.

                              CHEMTRAK INCORPORATED

                                   (UNAUDITED)


    PURCHASE PRICE; CONVERSION RIGHTS. Each share of the Series B Preferred Stock was offered at a purchase price of $1,000 and a Stated Value of $1,000. Beginning 90 days following the issuance of the shares of Series B Preferred Stock, each holder of shares of Series B Preferred Stock has the right at any time, and from time to time, to convert some or all such shares into fully paid and nonassessable shares of Common Stock.

    Any such conversion shall occur according to the following formula: the number of shares of Common Stock issuable upon conversion of each share of Series B Preferred Stock will equal (i) the sum of (A) the Stated Value per share and (B) accrued and unpaid dividends on such share, divided by (ii) the Conversion Price. The Conversion Price shall be equal to 75% of the average of the Closing Bid Price of the Common Stock for the five trading days immediately preceding conversion of the Preferred Stock, but at no time higher than 100% of the Fixed Strike Price per share. The Closing Bid Price shall mean the closing bid price of the Common Stock as reported from the Nasdaq SmallCap Market (or if not reported by Nasdaq as reported by such other exchange or market where traded). Fixed Strike Price shall mean the average Closing Bid Price of the Common Stock for the five trading days immediately preceding the date of issuance of the Series B Preferred Stock. The minimum aggregate Stated Value able to be converted will be at least $25,000 (unless if at the time of such conversion the aggregate Stated Value of all shares of Preferred Stock registered to the Holder is less than $25,000, then the whole amount may be converted).

    Two years after the issuance of the Series B Preferred Stock (the "Mandatory Conversion Date"), any shares of Series B Preferred Stock not previously converted into shares of Common Stock shall automatically be converted into shares of Common Stock at the Conversion Price. On and after the Mandatory Conversion Date, all dividends on the Series B Preferred Stock shall cease to accrue and the shares represented thereby shall no longer be deemed outstanding and all rights of the holders thereof as stockholders of the Company shall cease and terminate, except the right to receive the shares of Common Stock upon conversion.

    PREFERENTIAL CUMULATIVE DIVIDENDS. The holders of outstanding shares of Series B Preferred Stock are entitled to receive preferential dividends pari passu with Series A Preferred Stock, in cash out of any funds of the Company legally available at the time for declaration of dividends before any dividend or other distribution will be paid or declared and set apart for payment on any shares of any Common Stock or other class of stock junior to the Series A and Series B Preferred Stock (the Common Stock and such junior stock being hereinafter collectively the "Junior Stock") at the rate of 6% simple interest per annum on the Stated Value per share payable quarterly when and as declared; provided, however, that these preferential cumulative dividends, if not paid, will accumulate as a liability of the Company. In addition, fully paid and non-assessable shares of Series B Preferred Stock at a rate of one share of Series B Preferred Stock for each $1,000 of such dividend not paid in cash, and the issuance of such additional shares, will constitute full payment of such dividend.

    The dividends on the Series B Preferred Stock will be cumulative whether or not earned so that if, at any time, full cumulative dividends at the rate aforesaid on all shares of the Series B Preferred Stock then outstanding from the date from and after which dividends thereon are cumulative to the end of the quarterly dividend period next preceding such time shall not have been paid or declared and set apart for payment, or if the full dividend on all such outstanding Series B Preferred Stock for the then current dividend period shall not have been paid or declared and set apart for payment, the amount of the deficiency shall be paid or declared and set apart for payment (but without interest thereon) before any sum shall be set apart for or applied by the Company or a subsidiary of the Company to the purchase redemption or other acquisition of the Series B Preferred Stock and before any dividend or other distribution shall be paid or declared and set apart for payment on any Junior Stock and before any sum shall be set aside for or applied to the purchase, redemption or other acquisition of Junior Stock.

    Dividends on all shares of the Series B Preferred Stock begin to accrue and be cumulative from and after the date of issuance thereof on a quarterly basis.

                             CHEMTRAK INCORPORATED

                                  (UNAUDITED)

    LIQUIDATION RIGHTS. In the event of the dissolution, liquidation or winding-up of the Company, whether voluntary or involuntary, the holders of the Series B Preferred Stock will be entitled to receive before any payment or distribution will be made on the Junior Stock, out of the assets of the Company available for distribution to stockholders, the Stated Value per share of Series B Preferred Stock and all accrued and unpaid dividends to and including the date of payment thereof. Upon the payment in full of all amounts due to holders of the Series B Preferred Stock, then the holders of the Junior Stock of the Company will receive, ratably, all remaining assets of the Company legally available for distribution. If the assets of the Company available for distribution to the holders of the Series B Preferred Stock are insufficient to permit payment in full of the amounts payable as aforesaid to the holders of Series B Preferred Stock upon such liquidation, dissolution or winding-up, whether voluntary or involuntary, then all such assets of the Company will be distributed to the exclusion of the holders of shares of Junior Stock ratably among the holders of Series A and Series B Preferred Stock.

    Neither purchase nor the redemption by the Company of shares of any class of stock nor the merger nor consolidation of the Company with or into any other corporation or corporations nor the sale or transfer by the Company of all or any part of its assets will be deemed to be a liquidation, dissolution or winding-up of the Company for the purposes of the liquidation rights that would be available under the Financing. The Investors will enjoy a right of participation in any proposed public offering of Common Stock and a right of first refusal in the event of any future private equity financing.

    REDEMPTION PROVISION. The Company may elect to redeem all or part of the shares of outstanding Series B Preferred Stock upon payment of Stated Value (plus any dividends accumulated thereon) multiplied by 1.333 (the "Redemption Price"). After the date, (the"Redemption Date") on which the Company gives written notice to the holder of the Company's intent to redeem the Preferred Stock, the holder shall have five business days to notify the Company if such holder elects to convert the Preferred Stock to Common Stock (rather than have the Preferred Stock redeemed by the Company).

    If the Company cannot issue shares of Common Stock pursuant to the conversion provisions of the Series B Preferred Stock for any reason, the holder of those shares of Series B Preferred Stock for which the Company is unable to issue Common Stock, solely at such holder's option, may elect to require the Company to redeem all or part of such Series B Preferred Stock at the Redemption Price within ten business days of receiving notice; provided the Company can make such a distribution to such holders under the provisions of the state corporation laws then applicable. In the event the Company receives a conversion notice from more than one holder of Series B Preferred Stock on the same day, and the Company is able to convert some, but not all, of such Series B Preferred Stock, the Company will convert from each such holder electing to have Series B Preferred Stock at such time an amount equal to such holder's pro rata amount(based on the number of Preferred Shares held by such holder relative to the number of Series B Preferred Stock outstanding) of all Series B Preferred Stock being converted and the remaining shares that cannot be converted will be redeemed pro rata at such time at the Redemption Price.

    VOTING RIGHTS. The shares of Series B Preferred Stock have no voting rights. The shares of Common Stock into which the Series B Preferred Stock is converted will have full voting rights upon such conversion.

    ACCRETION. The conversion formula does not contain an upper limit on the number of shares of Common Stock that may be issued upon conversion. The 25% beneficial conversion feature attached to the Series B Preferred Stock has been recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value was calculated at the date of issue on April 6 and June 29, 1998, as the difference between the issue price and the fair market value of the Common Stock into which the Series B Preferred Stock is convertible multiplied by the number of common shares into which the Series B Preferred Stock is convertible. The discount resulting from the allocation of proceeds to the beneficial conversion feature is analogous to

                              CHEMTRAK INCORPORATED

                                   (UNAUDITED)

a dividend and has been recognized as a return to the Series B Preferred Stockholders over the minimum period in which that return can be realized, which is 90 days after issuance. The "deemed dividend" of $334,006 on the April issuance was accreted to accumulated deficit in the second quarter of 1998. The "deemed dividend" of $33,340 on the June 29 issuance will be accreted to accumulated deficit in the third quarter of 1998.

Note 5 Subsequent Events

    On June 20, 1998, the Company announced that it had approved a one-for-five reverse split of the Company's Common Stock effective July 31, 1998. More than 90 percent of the Company's stockholders approved the reverse split at the annual meeting of stockholders held on July 9, 1998. On July 31, 1998, 17,430,629 Common Shares, each with a par value of $0.001, underwent a reverse split into 3,486,126 shares, each with a par value of $0.005. If all of the remaining 175 shares of Series A Preferred Stock converted to Common Stock on August 12, 1998, using the Conversion Price of $0.16743 which is 75% of the average of the Closing Price of the Common Stock for the immediate five preceding days, 1,045,213 shares of Common Stock would be issued to the holders of Series A Preferred Stock. Similarly, if all of the 1,152 outstanding shares of Series B Preferred Stock converted to Common Stock on August 12, 1998, then 6,880,487 shares of Common Stock would be issued to the holders of Series B Preferred Stock. It is anticipated that the Company's stock will trade for 20 trading days, under the symbol CMTRD before returning to trading as CMTR.


    On July 2, 1998, the Company issued $50,000 of Series B Preferred Stock to one private investor. The net proceeds to the Company were $43,500 after deducting selling commissions. The Company has the option to convert the accrued dividends on the Series B Preferred Stock, computed at the rate of 6% per annum, into Common Stock of the Company in lieu of cash payments.

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

    The 25% beneficial conversion feature attached to the Series B Preferred Stock and the intrinsic value calculations for the Series B Preferred Stock are calculated in the same way as described in Note 4 for the Series A and Series B Preferred Stock. The "deemed dividend" of $16,667 will be accreted to accumulated deficit in the third quarter of 1998.

    On July 21, 1998, the Company announced that it had transferred the listing of its stock to the Nasdaq over-the-counter bulletin board.

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


OVERVIEW

    ChemTrak develops, manufactures, markets and sells easy-to-use personal medical diagnostic systems for over-the-counter and point-of-care markets worldwide. Currently, most diagnostic testing is performed in clinical laboratories, with results not received by the physician or the patient for several days. In contrast, the Company's products permits the consumer or the physician to perform diagnostic tests and receive results within minutes. Three products are currently commercially available and are being distributed by ChemTrak in the United States: The CholesTrak Home Cholesterol Test, ColoCARE, Home Test to Detect the Early Warning Signs of Colorectal Disease, and Parent's Alert Home Drug Test Service, a counselor supported home drug test service committed to helping parents prevent and eliminate drug abuse by their children. The Company also introduced the AccuMeter H. pylori test to determine the presence of bacterium associated with duodenal and peptic ulcers, and the AccuMeter Theophylline test, a point of-care quantitative assay for theophylline, a drug commonly used to treat asthmatics, both of which have been cleared for marketing to physicians' office labs by the FDA.

    As of June 30, 1998, the Company had an accumulated deficit of approximately $46,733,000. The ability of the Company to achieve profitability is highly dependent upon numerous factors including, but not limited to, the Company's ability to directly market and distribute its CholesTrak, ColoCARE, and Parent's Alert products in the United States, successful completion of the Company's regulatory approval process to market in the United States products under development, and the Company's ability to provide product in sufficient, cost effective quantities. Due to the uncertainty of these factors, it is difficult to reliably predict when such profitability may occur, if at all. Until such time as it achieves profitability, the Company is likely to require additional capital to finance its operations.

    The development and marketing of consumer medical devices is capital intensive. The Company has funded its operations to date through product sales and public and private equity and debt financings. The Company will require substantial additional funding in order to complete the development and marketing activities in which it is currently engaging, and to launch these products in the consumer marketplace. The Company intends to seek additional funding through collaborative agreements with corporate partners or through additional equity or debt financings. With the decrease in the price of the Company's Common Stock, the Company believes it will be difficult or impossible to obtain the required funding to maintain operations for the second half of 1998. (See "Liquidity and Capital Resources").

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


RESULTS OF OPERATIONS

NET REVENUE

    Total net revenue decreased to $845,000 for the three months ended June 30, 1998 from $870,000 for the three months ended June 30, 1997. Product revenue decreased to $823,000 in the three months ended June 30, 1998 from $870,000 in the three months ended June 30, 1997, primarily due to lower shipments of Cholestrak(R). Total net revenue decreased to $1,899,000 for the six months ended June 30, 1998 from $2,311,000 for the same period last year, when there were higher revenues from funded research. Product revenue increased to $1,877,000 for the six months ended June 30, 1998 from $1,478,000 for the same period last year. This was primarily due to increased revenue from both Parent's Alert Home Drug Service and ColoCARE Home Test to Detect the Early Warning Signs of Colorectal Disease. On June 10, 1998, the Company announced that it had signed an agreement with Pfizer Inc. of New York to develop a disposable, quantitative, fingerstick whole blood test for one of Pfizer's drugs in development using the Chemtrak's patented AccuMeter technology.

COST OF PRODUCT REVENUE

    Cost of product revenue for the three months ended June 30, 1998 increased to $851,000 from $517,000 for the three months ended June 30, 1997. For the six months ended June 30, 1998, cost of product revenue rose to $1,792,000 from $1,221,000 for the six months ended June 30, 1997. The increase for both the three and six month periods was due to both manufacturing inefficiencies experienced in launching the Company's line of home diagnostic products and to the second quarter 1997 decrease in the raw material reserve due to a decrease in obsolete and slow moving items.

    Product gross margin as a percentage of product revenue decreased to a negative 3% for the three months ended June 30, 1998 from a positive 41% for the same period in 1997. Product gross margin as a percentage of product revenue decreased to a positive 5% for the six months ended June 30, 1998 from a positive 17% for the six months ended June 30, 1997. These decreases were primarily due to the reasons noted in the prior paragraph.

RESEARCH AND DEVELOPMENT

    Research and development expenses decreased to $168,000 in the three months ended June 30, 1998 from $579,000 for the three months ended June 30, 1997. For the six months ended June 30, 1998, research and development expenses decreased to $361,000 from $1,032,000 for the six month period ended June 30, 1997. The decrease for both the three and six month periods was due to the reorientation of the Company and the decision in 1996 to convert from a research and development-focused company to a market-driven consumer-medical-products company.


MARKETING, GENERAL AND ADMINISTRATIVE

    Marketing, general and administrative expenses increased to $2,621,000 for the three months ended June 30, 1998 from $1,530,000 for the three months ended June 30, 1997. For the six months ended June 30, 1998, marketing, general and administrative expenses were $4,227,000 as compared to $3,153,000 for the six months ended June 30, 1997. These increases were primarily due to the higher costs of test marketing the Parent's Alert Home Drug Service product as well as support of existing products.

INTEREST AND OTHER INCOME, NET

    Interest and other income, net decreased to $33,000 in the three months ended June 30, 1998 from $102,000 for the three months ended June 30, 1997. For the six months ended June 30, 1998, interest income and other, net decreased to $57,000 from $146,000 for the same period last year. The decrease in both periods was primarily due to reduced levels of cash and cash equivalents.

ACCOUNTS PAYABLE

    Accounts payable increased to $1,355,000 for the six months ended June 30, 1998 from $393,000 as of December 31, 1997. This increase was due to severe cash flow difficulties experienced by the Company. The Company has held a meeting of its creditors and has been granted a moratorium on payment of its unsecured accounts as of June 16, 1998. The Company has granted Credit Managers Association (CMA) a blanket security interest in the Company's assets to be held in trust for all unsecured creditors. The security interest given to CMA is junior to any existing liens. The granting of the security interest to CMA is in return for the moratorium on collection activity and is to insure that all creditors are treated fairly and equitably.

LIQUIDITY AND CAPITAL RESOURCES

    For the six months ended June 30, 1998, the Company obtained net proceeds of $2,079,000 from financing activities, primarily from the issuance of preferred stock. As of June 30, 1998, the Company had cash and cash equivalents of $244,000. During the six months ended June 30, 1998, the Company had a net decrease of $870,000 of cash and cash equivalents. This was primarily due to a decrease of $2,918,000 of cash and cash equivalents associated with its operations mainly as a result of its six month operating loss, offset by $2,079,000 of net proceeds obtained from financing activities.

    The Company believes that its existing capital resources, together with internally generated funds and funded research, will need to continue being augmented by funds received through collaboration agreements, equity financings, or debt offerings. With the decrease in the price per share of the Company's Common Stock, the Company believes it will be difficult or impossible to obtain the required funding needed for its operations in the second half of 1998. The Company has held a meeting of its creditors and has been granted a moratorium on its payment of unsecured accounts as of June 16, 1998, until such time that the Company can complete a private placement, locate a merger and/or acquisition candidate.

    The Company has taken steps to restructure its operations to reduce costs and expenses. As of July 1, 1998, the Company had reduced staffing by 18 full time employees, discontinued the use of 11 consultants and temporary or part time employees and reduced salaries of 13 other employees. The Company has also reduced future raw material inventory purchases and the Company's marketing budget for the second half of 1998.


IMPACT OF THE YEAR 2000 ON INFORMATION SYSTEMS

    The Company has purchased an upgrade to its present computer software and hardware, which, according to the vendor, will be able to properly recognize the dates commencing in the Year 2000. The upgrade is currently being tested and if the tests are successful it may be in use by the end of 1999.

    The Company will utilize both internal and external resources to implement the upgrade and test the software for the Year 2000 modifications.

    The Company has not initiated formal communications with all of its significant suppliers and large customers. To date the Company has not found any material impact which may result from the failure of its computers and computer software of its vendors, suppliers and customers. However, the Company plans to make an assessment of this issue during 1999 and if appropriate, develop an action plan to correct it.

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

                              CHEMTRAK INCORPORATED

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        a)  Exhibits

              27.1 Financial Statement Schedule

        b)  Reports on Form 8-K

              A report on Form 8-K was filed with the Securities and Exchange Commission on May 29, 1998 reporting that the Company has raised approximately $1 million from the private placement of shares of redeemable convertible Series B Preferred Stock pursuant to Subscription Agreements and Questionnaires dated as of April 6, 1998; April 8, 1998; April 28, 1998; and April 29, 1998,
              respectively.

                              CHEMTRAK INCORPORATED

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 1998              CHEMTRAK INCORPORATED


                                    /s/  Donald V. Fluken
                                    --------------------------------------------
                                    Donald V. Fluken
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number        Description
-------       -----------
  27          Financial Data Schedule